Form 10QSB
period 1996-09-30
ROCKY MOUNTAIN INTERNET INC
filed 1996-11-14
CIK 1003282

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECRUITIES
       EXCHANGE ACT OF 1934

For the transition period from __________  to  ___________.

COMMISSION FILE NUMBER: 001-12063

                         ROCKY MOUNTAIN INTERNET, INC.
             Exact name of Registrant as specified in its charter

Delaware                                                      84-1322326
State or other jurisdiction of                                I.R.S. Employer
incorporation or organization                                 Identification

1800 GLENARM PLACE, SUITE 1100, DENVER COLORADO               80202
Address of principal executive offices                        Zip Code

Registrant's telephone number, including area code:           303-672-0700

Former name, former address and former fiscal year, if changed since last
report:   NA

Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   YES  X   NO
                                      -----   -----

As of November 1, 1996, Rocky Mountain Internet, Inc. had 4,488,000 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one)  Yes [ ] No[X]

                       PART I.  FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                       ROCKY MOUNTAIN INTERNET, INC.
                               BALANCE SHEETS
                                (UNAUDITED)
                                   ASSETS

                                                    December 31,  September 30,
                                                       1995           1996
                                                    ------------  -------------
Current Assets
  Cash and Cash equivalents                           $274,661     $2,410,119
  Investments                                                       1,200,000
  Trade receivables, less allowance for
  doubtful accounts 1995, $5,700; 1996  $46,632         90,338        399,765
  Inventories                                           12,185        112,044
  Other                                                  5,153        157,121
                                                      --------     ----------
    Total current assets                              $382,337     $4,279,048
                                                      --------     ----------
Property and equipment
  Computer equipment                                   560,534      1,174,404
  Computer software                                     36,806         68,455
  Furniture, fixtures, and office equipment             15,101         44,001
                                                      --------     ----------
                                                       612,441      1,286,860
  Less accumulated depreciation and amortization       132,812        317,279
                                                      --------     ----------
                                                       479,629        969,581
                                                      --------     ----------
  Deposits                                              62,637         82,026
                                                      --------     ----------
                                                      $924,603     $5,330,656
                                                      --------     ----------
                                                      --------     ----------










                     See Notes to Financial Statements

                        ROCKY MOUNTAIN INTERNET, INC.
                                BALANCE SHEETS
                                 (UNAUDITED)
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    December 31,  September 30,
                                                       1995           1996
                                                    ------------  -------------
Current liabilities
  Note payable                                       $  19,419    $    88,842
  Current maturities of long-term debt and
   obligations under capital leases                     72,675        171,893
  Accounts payable                                     192,985        800,388
  Deferred revenue                                     169,645        186,091
  Accrued payroll and related taxes                     83,528        239,877
  Other accrued expense                                 30,950        170,250
                                                     ---------    -----------
    Total current liabilities                          569,202      1,657,053
Long-term debt and obligations under
 capital leases, less current maturities               524,437        901,732
                                                     ---------    -----------
Stockholders equity
  Preferred stock, $.001 par value; authorized
   1,000,000 shares; issued and outstanding
   1995 no shares and 1996  250,000                                       250

  Common stock, $.001 par value; authorized
   10,000,000 shares; issued and outstanding
   1995 1,868,000 1996  3,233,000.                       1,868          3,233
Additional paid-in capital                              28,847      4,226,860
Accumulated deficit                                   (199,751)    (1,458,472)
                                                     ---------    -----------
                                                      (169,036)     2,771,871
                                                     ---------    -----------
                                                     $ 924,603    $ 5,330,656
                                                     ---------    -----------
                                                     ---------    -----------














                          See Notes to Financial Statements

                            ROCKY MOUNTAIN INTERNET, INC.
                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                        Three Months Ended            Nine Months Ended
                                                           September 30                  September 30
                                                      -----------------------       -----------------------
                                                        1995           1996           1995         1996
                                                      --------      ---------       --------    -----------
Revenue
  Internet access and services                        $274,221      $ 705,785       $681,097    $ 1,807,933
  Equipment sales                                       44,235        215,252        113,803        316,469
                                                      --------      ---------       --------    -----------
                                                       318,455        921,037        794,900      2,124,401
                                                      --------      ---------       --------    -----------
Cost of revenue earned
  Internet access and services                          52,699        191,082        134,515        402,408
  Equipment sales                                       35,510        197,548        100,473        282,726
                                                      --------      ---------       --------    -----------
                                                        88,209        388,629        234,988        685,134
                                                      --------      ---------       --------    -----------
    Gross Profit                                       230,246        532,407        559,913      1,439,268
Selling, general and administrative
expenses                                               218,946      1,090,606        542,299      2,616,387
                                                      --------      ---------       --------    -----------
   Operating (loss) income                              11,300       (558,199)        17,614     (1,177,120)

Other income (expense)
  Interest expense                                      (4,031)       (49,181)       (14,961)      (116,750)
  Interest income                                            0         10,079              0         12,892
  Finance charges                                        1,644          9,087          5,035         20,202
  Other income                                              63            312          4,906          2,054
                                                      --------      ---------       --------    -----------
                                                        (2,324)       (29,703)        (5,020)       (81,602)
                                                      --------      ---------       --------    -----------
  Net (loss) income before income
    taxes                                                8,975       (587,901)        12,594     (1,258,721)
Income tax expense
     Net (loss) income                                $  8,975      $(587,901)      $ 12,594    $(1,258,721)
                                                      --------      ---------       --------    -----------
                                                      --------      ---------       --------    -----------
Primary and fully diluted loss per share
  Net earnings (loss) per share                       $  0.005      $  (0.152)      $  0.007    $    (0.348)
                                                      --------      ---------       --------    -----------
                                                      --------      ---------       --------    -----------


                          See Notes to Financial Statements

                            ROCKY MOUNTAIN INTERNET, INC.
                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                        Nine Months Ended
                                                           September 30
                                                     -------------------------
                                                        1995          1996
                                                     ----------    -----------
Cash Flows from Operating Activities
  Net (loss) income                                  $   12,594    $(1,258,721)
  Adjustments to reconcile net (loss) income
    to net cash provided by (used in)
    operating activities
     Depreciation                                        30,251         62,514
     Amortization of computer software and
        equipment obtained by capital leases             27,663        121,954
     Changes in assets and liabilities:
        Increase in trade receivables                   (36,465)      (309,427)
        Increase in inventories                          (9,171)       (99,859)
        Increase in other current assets                 (8,322)      (151,968)
        Increase in accounts payable                     50,664        607,403
        Increase in deferred revenue                     25,746         16,446
        Increase in accrued payroll and related taxes    34,854        156,349
        Increase in other accrued expenses                9,821        139,300
                                                      ---------      ---------
           Net cash provided by (used
           in) operating activites                      137,635       (716,010)
                                                     ----------    -----------
Cash Flows from Investing Activities
  Investment in Repurchase Agreements
    US Treasury Notes                                               (1,200,000)
  Purchase of property and equipment                   (125,190)      (150,405)
  (Additions) deletions to deposits                      (3,882)       (19,389)
                                                     ----------    -----------
                                                       (129,072)    (1,369,794)
                                                     ----------    -----------

Cash Flows from Financing Activities
  Proceeds from sale of common stock                          0      3,793,628
  Proceeds from notes payable                            28,429         88,842
  Proceeds from debentures / long-term debt                            117,000
  Proceeds from sale of preferred stock                                406,000
  Payments on notes payable                              (4,225)       (19,419)
  Payments on long-term debt and obligations
     under capital leases                               (29,601)      (164,789)
                                                     ----------    -----------
        Net cash provided by (used in) financing
        activities                                       (5,397)     4,221,262
                                                     ----------    -----------
        Increase (decrease) in cash and cash
           equivalents                                    3,166      2,135,458

Cash and cash equivalents
  Beginning                                              36,470        274,661
                                                     ----------    -----------
  Ending                                             $   39,636    $ 2,410,119
                                                     ----------    -----------
                                                     ----------    -----------

                          See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS


NOTE 1. - REPRESENTATION OF MANAGEMENT
    The interim financial data is unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement on the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.


NOTE 2. - INITIAL PUBLIC OFFERING
    The Company completed its initial public offering of 1,365,000 units effective September 5, 1996, at an initial price of $3.50 per unit. A unit is comprised on one common share and one warrant to purchase one share of common stock. The warrants are exercisable at a price of 125% of the unit offering price for a 23 month period commencing 13 months from the effective date of the prospectus. Under certain circumstances the Company may redeem the warrants at $0.25 per warrant. The Company has sold the underwriter warrants to purchase 136,500 units for $100. The exercise price of the underwriter's warrant is to be 120% of the unit offering price per unit and 150% of the public warrant exercise price per warrant. The underwriter's warrant will be exercisable for a 48 month period commencing one year from the date of the prospectus.

NOTE 3. - INVESTMENT
    The Company has invested in Master Repurchase Agreements of US Treasury Notes as follows;

    Description              Maturity Date            Investment

    Repurchase Number 96-1   Sept. 10, 1997           $   300,000
    Repurchase Number 96-2   Mar. 10, 1997            $   500,000
    Repurchase Number 96-3   Dec. 10, 1996            $   400,000

                             Total                    $ 1,200,000

NOTE 4. - LINE OF CREDIT
    The Company has established a line of credit for $500,000 effective September 18, 1996 with a maturity of September 10, 1997. The line of credit is secured by pledge of a $300,000 Master Repurchase Agreement of a US Treasury Note held with the lender.

NOTE 5 - DENVER OFFICE LEASE
    As part of a sixty-four month lease commitment for Denver office space, the company has caused to be issued a letter of credit in the amount of $250,000 to act as security for the landlord. The letter of credit is reduced during the term of the lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company completed an initial public stock offering effective September 5, 1996. 1,356,000 units were issued at a price of $3.50 per unit. Refer to
Note 2 of the Financial Statements for additional information.

The Company is implementing an operating plan calling for growth through expansion of existing business categories, acquisitions of Internet providers that complement existing business, expansion of capabilities through implementation of a frame relay switch backbone, expanding World Wide Web page hosting and creation, and additional opportunities that fit within the Internet business.

Effective November 1, 1996, the Company acquired the assets of an Internet Service provider with a focus on Web production and hosting located in Colorado Springs. The purchase price was $65,000 cash plus 30,000 shares of common stock. The acquisition included all customer accounts plus computer hardware and furnishings.

The Company has entered into a lease agreement for office facilities in Denver for 19,745 square feet to house the Executive, Sales, Finance, and Administrative functions. The lease term is for 64 months with monthly payments of $15,835.63 for months one to eight and $31,669.63 for months nine to sixty-four. In addition to the departments listed above, the facility will also become the primary data center for backbone routers and data servers. Refer to Note 5 of the financial statements for additional information.

A lease line of credit has been established for $2,000,000 for the purpose of acquiring telecommunication data switches and related equipment to establish a frame relay backbone in the Denver, Boulder, and Colorado Springs areas. The switches are scheduled for deployment by the end of 1996. Additionally, a strategic relationship has been established with an alternative telephone access carrier to interconnect these switches over an high speed network. The Company will be able to provide its customers increased reliability, faster installation, and greater bandwidth with the installation of this frame relay switch network.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

The Company's revenues grew 189% for the three months ended September 30, 1996 over the same period in 1995. Listed below is a breakdown of the revenue billing categories. The Company's dedicated access and Web services have experienced strong sales growth resulting from the Company's strategy of providing a consultative and service oriented relationship to business users of the Internet. The Other category experienced growth in equipment sales provided as an accomodation to the Company's customers and in consulting services.


                                                 Three Months Ended
                                                    September 30
                                       --------------------------------------
                                         1995          1996        % Change
                                       ---------    ----------    -----------
  REVENUE
  Dial-Up Service                      $ 191,067    $  355,867          86%
  Dedicated Access Service                75,024       191,615         155%
  Web Services                             6,880       107,850       1,468%
  Other                                   45,484       265,705         484%

                                       ---------    ----------       -----
     Total                             $ 318,455    $  921,037         189%
                                       ---------    ----------       -----
                                       ---------    ----------       -----

Gross margin consists of total revenue less the cost of delivering services and equipment. The gross margin was 57.8% for the three months ended September 30, 1996 and 72.3% for the same period in 1995. The reduction in gross margin resulted from a large increase in equipment sales during the 1996 third quarter. Equipment is provided as an accommodation to customers, allowing a turnkey solution. The Company is currently negotiating some value added reseller agreements in order to increase margins in this area.

Selling, general and admiistrative expenses increased by 398% from the three months ended September 30, 1996 over the same period of 1995. This increase resulted from the overall expansion of the business and is in keeping with the strategy of building an organization capable of handling rapid growth and expansion. Salaries and related expenses increased from $112,667 to $663,500 or 489% from the three month period in 1996 over 1995. Personnel were added in all areas to expand the Company's sales efforts, technical support, and administrative capabilities. Advertising, trade shows, and marketing expenses increased from $7,589 to $46,593 or 514% for third quarter 1996 over third quarter 1995, reflecting increased activities in marketing.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

The Company's revenues grew 167% for the nine months ended September 30, 1996 over the same period in 1995. Listed below is a breakdown of the revenue billing categories. The Company's stategy to focus on commercial business is showing success as the dedicated access and web services area have experienced strong sales growth. The Other category experienced growth due to equipment sales provided as an accommodation to our customers and consulting services.

                                                 Nine Months Ended
                                                   September 30
                                       ------------------------------------
                                         1995          1996        % Change
                                       ---------    ----------     --------
  Dial-Up Service                      $ 470,540    $1,048,792         123%
  Dedicated Access Service               188,065       440,917         134%
  Web Services                            12,665       254,945       1,913%
  Other                                  123,630       379,748         207%
                                       ---------    ----------       ------
                                       $ 794,900    $2,124,401         167%
                                       ---------    ----------       ------
                                       ---------    ----------       ------

The gross margin was 67.7% for the nine months ended September 30, 1996 and 80.25% for the same period in 1995. The margin reduction is due to an increase of low margin equipment sales. The access and web revenues gross margin remain strong with a 77.7% and 80.3% for the nine months ending September 30, 1996 and 1995, respectively, net of equipment sales and equipment cost of sales.

Selling, general and administrative expenses increased by 382% from the nine months ended September 30, 1996 over the same period of 1995. This increase resulted from the overall expansion of the business and is in keeping with the strategy of building an organization capable of handling rapid growth and expansion. Salaries and related expenses increrased from $507,545 to $1,576,443 or 210% from the first nine months in 1996 over 1995. Personnel were added in all areas to expand the Company's sales efforts, technical support, and administrative capabilities. Advertising, trade shows, and marketing expenses increased from $15,151 to $153,442 or 913% for the first nine months of 1996 over the same period in 1995, reflecting increased activities in marketing.

Interest expense increased 137% for the nine month period ended September 30, 1996 over the same period of 1995. This increase principally resulted from interest expense of $43,725 on Debentures plus increases of interest on capital leases. The Debentures were converted in October 1996 to common stock.

LIQUIDITY AND CAPITAL RESOURCES

The initial public offering completed on September 5, 1996, provided the funds for the Company to execute its growth plans for at least the next year from that date. Operating cash flow and earnings for the remainder of 1996 and the first half of 1997 are projected to be negative. The Company continues to build infrastructure and human resources to position itself to be a prominent Internet provider in the regional market. The Company will utilize lease financing, as available, for capital acquisitions, business acquisitions will be funded utilizing projected cash flows from the acquisition, as well as the public offering proceeds to provide the necessary liquidity to implement the operating plan. The Company believes its capital resources are sufficient to meets its anticipated needs at least through the second quarter 1997. The Company's ability to continue operations beyond that date depends on its ability to generate cash flow from operations, which it has not done to date. If the Company is not successful in generating cash flow from operations, it will be required to seek additional funds through equity or debt financing. There is no assurance that additional capital resources will be available to the Company if and when required, or on the terms acceptable to the Company if available. The absence of such financing would have a material adverse effect on the Company's business, including a possible reduction or cessation of operations.

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    On September 6, 1996, a complaint was filed in Denver District Court naming Rocky Mountain Internet, Inc. (the "Company") and the Colorado Rockies Baseball Club, Ltd. as defendants. The plaintiffs, Robert Lewis and Storefronts in Cyberspace, a Colorado limited liability company, allege that the Company breached an oral agreement to provide Web page services and negligently failed to maintain the plaintiffs' Web sites. The relief sought by the plaintiffs with respect to the Company is monetary damages in an aggregate amount of $100,000. The Company's management believes the suit is without merit and intends to vigorously defend against the allegations contained in it.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits required by Item 601 of Regulation S-B

         Exhibit
         Number      Description of Exhibits


         3.1  Certificate of Incorporation *
         1.2  Bylaws of Rocky Mountain Internet, Inc. *
         4.1  Form of Warrant Agreement dated     ,1996 between Rocky Mountain
              Internet, Inc. and American Securities Transfer, Inc.  *
         4.2  Form of Subordinated Convertible Promissory Note *
         4.3  Form of Lock-Up Agreement for Shareholders *
         4.4  Form of Lock-Up Agreement for Preferred Stockholders *
         4.5  Form of Lock-Up Agreement for Debenture Holders *
         4.6  Form of Stock Certificate *
         4.7  Form of Warrant Certificate *
        10.1 Agreement of Lease between Denver-Stellar Associates Limited Partnership, Landlord and Rocky Mountain Internet, Inc., Tenant
        10.2  Asset Purchase Agreement - Acquisition of Compunerd, Inc.
        10.3  Confirmation of $2.0 million lease line of credit
        10.4 Agreement between MCI and Rocky Mountain Internet, Inc. governing the provision of professional information system development services for the design and development of the MCI internal Intranet project referred to as Electronic Advice.
        11.1  Statement re: computation of per share earnings
        27.1  Financial Data Schedule

         * Incorporated by reference from the Company's registration statement on Form SB-2 filed with the Commission on August 30, 1996, registration number 333-05040C.

    (b) Form 8-A dated August 14, 1996; Registration form pursuant to Section 12(g) of the Securities Exchange Act of 1934 relating to 1,250,000 Units, each consisting of one share of Common Stock and one Warrant.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: November 14, 1996            By:  /s/  D. KIRK ROBERTS
                                      -------------------------------------
                                      D. Kirk Roberts
                                      Chief Financial Offier


                                        /s/  ROY J. DIMOFF
                                      -------------------------------------
                                      Roy J. Dimoff
                                      President and Chief Executive Officer