Form 10KSB
period 1996-12-31
ROCKY MOUNTAIN INTERNET INC
filed 1997-03-31
CIK 1003282

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[ X ] 15, ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended  December 31, 1996

                                       OR

[   ] 15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from  _____________ to ____________


                       COMMISSION FILE NUMBER:  001-12063

                          ROCKY MOUNTAIN INTERNET, INC.
              ----------------------------------------------------
              Exact name of Registrant as specified in its charter

Delaware                                                         84-1322326
--------                                                         ---------------
State or other jurisdiction of                                   I.R.S. Employer
incorporation or organization                                    Identification

1099 18th Street, Suite 3000 DENVER COLORADO                     80202
--------------------------------------------                     ---------------
Address of principal executive offices                           Zip Code

Registrant's telephone number, including area code:              303-672-0700
                                                                 ---------------
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

     Common Stock, par value $.001 per share
     Warrants to purchase common stock

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No      .
   -----     ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

State issuer's revenue for its most recent fiscal year.  $3,281,579

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 1997, based upon the closing price of the Common Stock on the NASDAQ SmallCap Market for such date, was approximately $5,445,000.

The number of outstanding shares of the registrant's Common Stock as of March 15, 1997, was approximately 4,648,565 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1997 and to be used in connection with the Annual Meeting of Shareholders expected to be held June 10, 1997 are incorporated by reference in Part III of this Form 10-KSB. Only portions of the Proxy Statement which are specifically incorporated by reference are deemed filed as part of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (Check One): Yes       No   X
                                                               -----    -----

                                   PART I

ITEM 1. DESCRIPTION OF BUSINESS

Certain of the information contained in this Form 10-KSB, including "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", contain forward-looking statements. The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will continue to design, market and provide succesful new services, that competitive conditions will not change materially, that demand for the Company's services will continue to grow, that the Company will retain and add qualified personnel, that the Company's forecasts will accurately anticipate revenue growth and the costs of producing that growth, and that there will be no material adverse change in the Company's business. In light of the significant uncertainties inherent in the forward-looking information included in this Form 10-KSB, actual results could differ materially from the forward-looking information contained in this Form 10-KSB.

Rocky Mountain Internet, Inc. (the "Company") is a regional full-service Internet access provider offering a wide range of Internet access services including dial-up access, dedicated high speed access, and other Internet related services to businesses and individuals including World Wide Web ("Web") services, data services and network frame services in the State of Colorado. The Company gives particular attention to providing exemplary customer service at competitive prices. The Company's high speed, digital telecommunications network provides subscribers with direct access to the full range of Internet applications and resources including E-mail, World Wide Web sites, USENET newsgroups and FTP software. The Company has experienced rapid growth in its subscriber base, reaching approximately 9,800 subscribers at the end of December 1996, up from 4,000 subscribers at the end of December, 1995.

The Company is a Delaware corporation with its executive office located in Denver, Colorado, and an operating facility located in Colorado Springs, Colorado. The Company employs approximately 83 persons. The Company was incorporated in October 1995, and is the successor to Rocky Mountain Internet, Inc., a Colorado Corporation which was incorporated in 1994.

RMI's network infrastructure is comprised of a regional telecommunications network supported by a backbone of leased, high-speed dedicated phone lines, computer hardware and software, and local access points known as points of presence ("POPs") in eleven Colorado cities providing access availability to more than 85% of the population in Colorado. The Company's strategy includes constructing additional POPs in various cities located in the Rocky Mountain West.

ACQUISITIONS

RMI acquired two businesses in late 1996. In November, 1996, the Company acquired assets of CompuNerd, Inc., a small Colorado Springs based Web services company. RMI acquired in that transaction approximately 35 Web hosting subscribers and 115 Internet access subscribers. In December, 1996, the Company acquired the assets of The Information Exchange, LLC., a Denver based voice messaging service company, a related party through common ownership. The Information Exchange provides voice messaging services to over 370 business clients in the Denver Metropolitan area. RMI completed this acquisition with the intent to provide a multi-media service (voice messaging, email and fax) to its dial-up clients in the second half of 1997. In January, 1997, RMI acquired the dedicated high speed and dial-up subscribers from Online Network Enterprises, Inc. (O*N*E), headquartered in Boulder, Colorado, a division of VR*1, Inc. The O*N*E acquisition netted RMI approximately 47 dedicated and 732 dial-up subscribers. The total monthly revenue acquired between the three companies is approximately $45,000.

INDUSTRY OVERVIEW

The Internet had its origins in 1969 as a project of the Advanced Research Project Agency ("ARPA") of the U.S. Department of Defense. The network established by ARPA was designed to provide efficient connections between different types of computers separated by large geographic areas and to function even if part of the network became inoperative. Historically, the infrastructure was used by academic institutions and governmental agencies for remote access to host computers and electronic mail communications. Accordingly, the U.S. government historically provided the majority of funding for the infrastructure. However, as the modern Internet developed and became commercial, funding shifted to the private sector. Over the past year, the number of worldwide Internet users has increased significantly. In addition, the number of domains registered, which the Company believes is a forward-indicator of activity on the Internet, has increased at a rapid pace. There are several key drivers responsible for the rapid proliferation of Internet use:

     -- IMPROVING PERFORMANCE - There have been significant bandwidth, communications, and price/performance improvements in communications over the Internet. These developments make the Internet an increasingly attractive medium for conducting business, adding convenience, and attracting more users.

     -- GROWTH OF MODEM-ENABLED PCS - As the installed personal computer ("PC") base has grown, it has become increasingly common for those PCs to have a modem connection. Many new computers now have pre-installed modems, allowing connections to be made even more easily.

     -- IMPROVED CONTENT - As the Internet grows, new information and services available on the Internet have attracted attention and created a more widespread appeal.

     -- EXPANSION OF LANS AND WANS - Corporate, government, and educational local area networks ("LANs") and wide area networks ("WANs") are expanding and these installed networks enable multiple users to be connected to the Internet through a single point of contact. Therefore, the actual number of Internet users connected through these LANs and WANs greatly exceeds the number of connection points.

     -- EXPECTATIONS FOR ELECTRONIC COMMERCE OVER THE INTERNET - With the increased recognition of the Internet's potential as a medium for marketing and purchasing, a growing number of companies are initiating or expanding their use of the Internet for commercial purposes.

     -- DRAMATIC INCREASE IN NAVIGATIONAL AND UTILITY TOOLS - The proliferation and improvement of software tools and browsers which facilitate Internet use have attracted more users. The World Wide Web and other user-friendly interfaces have made it easier for users to access desired information on the Internet.

The convergence of these factors is creating an environment in which individuals and businesses and other organizations perceive a compelling need to establish Internet access and an Internet presence. The Company believes that its Internet access, Web service and value-added services offerings are particularly appealing to businesses for a number of reasons. For example, many businesses are accustomed to working with a vendor with a local presence and may prefer to contract with an Internet service provider such as RMI which has a local presence and the experience and reputation of providing quality and dependable service. Furthermore, many businesses have Internet requirements that go beyond the simple access that most Internet service providers offer. These Internet requirements include security, network consulting, high-bandwidth managed access and data services.

THE RMI STRATEGY

RMI provides a comprehensive range of Internet access options, Web production services and Web hosting services designed to meet the needs of businesses and individual subscribers. The Company's strategy is to focus on cities that have not become the primary target markets for the national access providers and long distance carriers, but have enough of a population base to provide a return on investment to justify initiatives by the Company. It is the objective of RMI to provide a "one-stop-shop" to local businesses that require not only reliable Internet access, but guidance regarding the use of the Internet and how to take full advantage of applications pertinent to their businesses. RMI plans to leverage its local presence and direct field sales force and customer service organization to provide on-site sales and support. RMI also plans to remain competitive in the individual dial-up market with reasonably priced services. RMI's network infrastructure currently allows local access for approximately 85% of the population in Colorado.

RMI's strategy is to focus on cities that are not the primary target of the national access providers and long distance carriers and to provide comprehensive solutions by direct on-site sales contact with the business communities in those areas. The Company intends to continue to expand its subscriber base by providing high quality services coupled with the expertise to assist its customers with application driven solutions to their needs, RMI intends to achieve this strategy by focusing on the following key elements:

FOCUS ON BUSINESS SUBSCRIBERS. The Company believes that use of the Internet by businesses will grow substantially over the next several years. The Internet has the potential to enhance productivity through improved communications, access to data, and through new ways of organizing how businesses interact, both with other commercial enterprises and with consumers. The Internet provides the potential for even small businesses to maintain a worldwide presence for marketing their products and making information about their products and services available to interested parties in ways not possible before. The Company believes that many businesses are aware, in general, that the Internet provides potential new means of conducting business, and that businesses do not have the knowledge or technical expertise required to access or use the Internet. The Company believes that by offering its business customers a consultative and intensive service oriented relationship, it can position itself as an important value added supplier and thus gain a competitive advantage vis-a-vis its larger competitors which may be unwilling or unable to provide the kind of customized service that the Company intends to provide. In order to implement this strategy, the Company instituted a field sales organization in November of 1995 which makes outside calls on business customers and potential business customers.

PROVIDE HIGH-BANDWIDTH, RELIABLE INFRASTRUCTURE SERVICES. In the fourth quarter of 1996, RMI instituted a frame network of Cascade switches in Denver, Colorado Springs and Boulder that are interconnected via a DS3 fiber optic network. RMI also increased its network infrastructure to include redundant T3 access to the Internet through MCI Telecommunications Corporation and ANS CO + RE Systems, Inc. with its main servers, routers and network equipment contained in a data center with extensive environmental controls including generator power backup and dual air conditioning systems. The Company has expanded its network in anticipation of increasing demand for higher bandwidth requirements such as 10 Mbps through 45 Mbps.

PROVIDE VALUE-ADDED SERVICE OFFERINGS. RMI offers a range of value-added services designed to assist business customers in taking strategic advantage of opportunities offered by the Internet such as increased revenues, decreasing costs, bringing value-added services to their clientele and taking advantage of the new advances in electronic commerce. These include Web services, network consulting, security consulting, data services, commercial transaction and payment processing services, Intranet applications, and voice messaging services.

PRICING STRATEGY. RMI believes that price competition will intensify as the Internet market grows and matures. RMI intends to remain competitive by pricing its services to reflect market conditions. Accordingly, the Company believes that management of its costs will be critical in increasing market share and remaining competitive. RMI has made significant investments in its hardware and network infrastructure which are designed to increase efficiency and reduce the cost of delivering its services.

In general, RMI intends to price all of its services in order to remain competitive with demand, competition and market trends. It is not the intention of RMI to either be the lowest priced provider or conversely the highest priced provider. RMI continues to add value to its services through its investment in its network in order to offer the highest quality services, and through its focus on customer needs and ensuring that the Company's client base receives the highest degree of customer service and support.

RMI SERVICES

RMI primarily provides two high quality services which it believes are competitively priced: Internet access service and Web services. Internet access services can be divided into two basic categories: personal accounts for individuals and small businesses that connect to the Internet via a modem (referred to as "dial-up" accounts), and high speed dedicated accounts (principally for medium to large business users) that connect to the Internet via dedicated telecommunications lines. Dial-up subscribers can access the Internet by calling RMI's local POPs. RMI's dedicated accounts consist of subscribers that desire to connect internal computer networks to the Internet. The Company offers a wide variety of service options, which vary in price depending upon the features included and the data rate, or bandwidth, of the connection. RMI bills its Internet access subscribers monthly, quarterly or annually in advance. A significant percentage of individual accounts are billed automatically through pre-authorized credit card accounts. RMI also provides complete installation services, sales of turnkey networking equipment, education and training services, and an efficient technical support and network monitoring support team.

Web services can also be divided into two basic categories: Web hosting services and Web productions (or content). RMI designs Web pages and performs additional programming for Web sites on behalf of its business subscribers. Charges for Web page design and programming vary widely with the size and complexity of the project. RMI's Web services produce Web sites that make use of original graphic arts, interactive forms, data base queries and search engines. RMI also hosts Web pages on behalf of its customers enabling them to have a continued presence of the Internet.

RMI'S VALUE-ADDED SERVICES

REALAUDIO SERVER. This software package delivers live and on-demand audio over the Internet. Winner of PC Magazine's Editor's Choice Award, RealAudio allows leading Web sites, such as ESPNET SportsZone, to provide a value-added service to its audience, while enabling companies to deliver training, education, or special announcements over their Intranets.

DATA CENTER SERVICES. As more people use the Internet to shop for products and services, the demands on shared server resources are increasing. RMI offers businesses the alternative of colocating their servers at RMI, thereby taking cost-effective advantage of the company's centralized Internet resources. For example, a Web developer who colocates a server at RMI can save 40% to 60% of the monthly cost of maintaining that server in-house.

In addition, RMI is establishing itself as a provider's provider for Internet transportation services. The company facilitates and enables businesses that want to provide Internet transportation services, such as Hypertext Transfer Protocol (HTTP) for Web, Simple Mail Transfer Protocol (SMTP) for mail, Network News Transfer Protocol (NNTP) for news, File Transfer Protocol (FTP) for file transfer, and Internet Group Multicast Protocol (IGMP) for multimedia.

ON-LINE NETWORK REPORTS. RMI developed a password-protected on-line network reporting service to allow customers to monitor the traffic and performance of both RMI's network and the client's Internet connection in 15-minute increments. The reports provide hourly, daily or weekly access to high-resolution maps, tables, and graphs detailing the availability of specific WAN links, network bandwidth, and error rates to help users prioritize their internal network activities and reduce network management expenses.

TRAINING CENTER. RMI's new headquarters in downtown Denver includes a training center with 12 workstations. Customers can schedule their employees for various levels of Internet training, ranging from basic access training to HTML programming. Customized, one-on-one training is also available, either at RMI's new facility, or at the customer's site.

RMI is the first local Internet service provider to implement the leading-edge E-mail system, geared toward smaller LANs with 35 or fewer personal computer users. According to a recent Dataquest survey, 75 percent of all LANs have 35 or fewer users. InternetFlash, developed by Dynaflo Systems, Inc., is a high-performance, cost-effective E-mail delivery system that immediately and automatically delivers E-mail directly to personal computer users within small-and medium-size local area networks (LAN). The new InternetFlash service instantly alerts each user that new E-mail was received, thus eliminating the need for users to frequently dial their E-mail system to check receipt of messages.

BUSINESS RELATIONSHIPS

The Company has established five joint venture agreements covering eight POP locations with unrelated parties pursuant to which the Company and the unrelated parties provide Internet services in certain rural areas and smaller population centers in Colorado. Each of the parties to these agreements is a local small business or business person who is not otherwise affiliated with the Company. These agreements provide for the local party to provide equipment and marketing services while the Company provides Internet access and administrative services. The agreements provide for most revenues from accounts in the geographic areas covered by the agreements to be split equally between the Company and the local party.

These arrangements apply in specified territories outside of the main Colorado population areas and accounted for approximately $67,500 (or approximately 6%) of 1995 total revenue and approximately $354,100 (or approximately 11%) of 1996 total revenue. Each of these alliances is for an unspecified term and is terminable by the local party on three months notice, subject to certain rights of the Company to purchase the interest of the other party on termination. Although the Company may enter into additional similar business alliances in the future, management expects that revenues from such alliances will represent a proportionately smaller part of total revenues as the Company expands its operations in the future.

NETWORK INFRASTRUCTURE

RMI believes that its future success in the Internet access services market depends in part on its ability to enhance its current service offerings for individuals and businesses and to advance the capabilities and capacity of its telecommunications network. The Company purchased five B-STDX 9000 Cascade switches in October, 1996 in order to implement a regional backbone network. The B-STDX switch is a wide area network (WAN) switch that simultaneously supports Frame Relay, Switched Multimegabit Digital Service
(SMDS), Integrated Services Digital Network (ISDN), and Asynchronous Transfer Mode (ATM) on a single platform. RMI installed these switches in various locations in the cities of Denver, Colorado Springs and Boulder. These switches are interconnected via a DS3 network supplied by the ICG Telecom Group, Inc.

The Company is continuing to optimize and increase the capacity and capabilities of its telecommunications network. The Company currently is working to increase its speed, reliability, and network fault tolerance. In November, 1996 the Company built a data center which is located at the Corporate head office at 1099 18th Street, in Denver. The new data center is an environmentally controlled facility with built in network redundancies, dual air conditioning systems, an FM 200 fire protection system and generator power backup supported by an Uninterrupted Power Supply (UPS). This facility not only provides redundancies and stability to the Company's network, but also allows the Company to make this facility available to those clients that want the ability to colocate their Web servers in the RMI data center and pay RMI for use of the facility as well as high bandwidth access to the Internet.

OPERATIONS AND CUSTOMER SUPPORT

As of December 31, 1996, the Company had 29 employees dedicated to technical dial-up support, commercial account support, network operations and customer service. The Company's Colorado Springs location facilitates the dial-up technical support group that provides phone support for dial-up subscribers. RMI also established a separate commercial support group for commercial high speed access clients which involves phone support, on-site support and installations. The Company's network support team concentrates on the performance, stability and repair of the Company's network, network equipment and servers.

SALES AND MARKETING

Prior to November, 1995, RMI's growth in its subscriber base was attributable to word-of-mouth referrals primarily in the individual dial-up market. In November, 1995, the Company began to staff a direct sales group in order to support a new focus on business customers. The Company believes that it can deliver high-speed Internet access solutions and Web services to business customers in its regional markets and differentiate itself through an on-site consultative approach, high-quality services and exemplary customer service. Although it is not the intention of RMI to abandon the dial-up market, RMI believes that its ability to differentiate itself from the national Internet access providers, long distance providers and regional telephone companies can best be achieved in the business market.

The Company currently employs eight field sales people, seven of whom work in the Company's Denver office and one of whom works out of the Company's Colorado Springs office. RMI also employs five inside salespeople to handle incoming calls which have been primarily generated by word-of-mouth and by the local press the Company has been receiving. The Company plans to continue to expand its direct field sales force and inside sales group in order to increase its market coverage. RMI also employs a customer service group, currently comprised of four people, who concentrate on business client retention.

The Company intends to continue its program of minimal advertising and to maximize the amount of local newspaper, radio and television exposure with press releases and interest articles on the Company.

COMPETITION

The Internet connectivity business is highly competitive and there are no substantial barriers to entry. The Company believes that competition will intensify in the future and its ability to successfully compete depends on a number of factors including market presence, the capacity, reliability, and the security of its network infrastructure, its pricing of services compared to its competitors, the timing of new products and services by the Company and its competitors, the Company's ability to react to changes in the market, and industry and economic trends. The Company's competitors consist of (1) regional Internet access providers, (2) national Internet service providers,
(3) on-line services companies, (4) regional telephone companies and national long distance carriers, and (5) hardware/software companies and cable operators.

REGIONAL INTERNET ACCESS PROVIDERS. The Company's competitors include numerous regional Internet access providers, the largest of which are SuperNet, Inc. and Internet Express, Inc. SuperNet was formed by the Colorado Advanced Technology Institute, and is currently the largest provider in the State of Colorado with 15 POP locations. It has been in business since 1986. Internet Express, Inc. is a wholly owned subsidiary of Telephone Express, Inc., a commercial long distance provider. Internet Express currently offers service in the states of Colorado, Texas, Arizona and Washington.

NATIONAL INTERNET SERVICE PROVIDERS. National Internet service providers include companies such as NETCOM, PSI, UUNET and BBN. These national competitors have established national and international networks, providing extensive coverage throughout the U.S. and select international locations. NETCOM, PSI and UUNET have recently completed large public offerings and as a result have established extensive cash resources with which they may be able to develop and expand their communications and network infrastructure more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote more resources to the marketing and sale of services, than the Company. NETCOM, PSI and BBN have targeted the individual dial-up market, while UUNET has specifically targeted the business markets.

ON-LINE SERVICE COMPANIES. Other competitors include the national on-line service providers including America On-line, Inc., CompuServe (a division of H&R Block), Prodigy, Delphi Internet Services (a division of News Corp.), and Genie (a division of General Electric Information Services). Most of the established on-line services are rapidly expanding their Internet access services in order to offer more direct access to the Internet at more competitive prices. On-line service companies are focused on the individual dial-up market and are becoming direct competitors with the national Internet providers and the long distance carriers.

REGIONAL TELEPHONE COMPANIES AND NATIONAL LONG DISTANCE COMPANIES. Regional telephone companies such as U S West Communications Inc. and national long distance carriers such AT&T, MCI, and Sprint Communications have recently announced Internet access services. The Company's management believes AT&T will be a significant competitor to the national Internet providers, long distance carriers, and on-line services that are targeting the individual dial-up market.

HARDWARE/SOFTWARE COMPANIES AND CABLE OPERATORS. In 1995, Microsoft Corp. announced its entry into the on-line service business with "Microsoft Network", a consumer on-line service that was released as a standard integrated feature of the Windows 95 operating system. Microsoft Corp. has recently focused its significant resources on its new Web browser software called Microsoft Network Explorer and has proceeded to sign strategic distribution agreements with America On-line Inc. and AT&T. IBM's most recent version of its OS/2 operating system software includes Internet utilities, and IBM has announced plans to introduce Internet connectivity through its own private communications network. Cable operators such as Tele-Communications, Inc. have also announced their intention to utilize
their cable networks to offer Internet services.   Cable modems have the
capacity to transmit at speeds up to 10 Megabits per second versus the normal telephone dial-up speed of 28.8 kilobits per second. Several cable companies are in the process of upgrading their systems to handle the Internet because cable services were not originally designed for the two-way nature of Internet traffic.

The Company is not currently subject to regulation by the Federal Communications Commission or any other agency, other than regulations applicable to businesses generally.

Because the Internet is a relatively new medium, the legal obligations and First Amendment rights of participants in the Internet, including service providers such as RMI, are not well defined and continue to evolve. The Internet has not been subject to regulation by the Federal Communications Commission or other governmental agencies, as has television, and standards applicable to print publishers and television in respect of the law of defamation and obscenity are not clearly applicable to the Internet. Moreover, to the extent these issues have been considered by the courts, outcomes have not been uniform. In 1996, Congress passed a telecommunications act which, among other things, includes protection from liability for Internet providers who take steps to prevent defamatory material from being published on the Internet and also includes provisions to protect children from indecent material on the Internet. Certain provisions of that legislation regarding the imposition of criminal penalties for publication of indecent materials on the Internet were recently held to be unconstitutional by a federal district court.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company's corporate headquarters is located in Denver, Colorado at 1099 Eighteenth Street, Suite 3000, where the executive, sales and marketing and administrative functions exist. The Company leases approximately 19,500 square feet in Denver under a lease which terminates May 8, 2002. Rental payments under that lease are approximately $15,835 per month for the first eight months and $31,670 per month for the remaining lease term. The Company is responsible for its pro rata share of related operating expenses. The Company also leases approximately 4,000 square feet in Denver at 1800 Glenarm which formerly housed the Corporate headquarters. This facility has been sub-let for the remainder of the lease term which concludes January 7, 2001. The Company recognized a loss on the subletting of this space in 1996 of approximately $58,000 which includes the broker commission plus the difference between the rate paid by the Company and the amount realized from the sublet tenant. The Company maintains an office of approximately 8,000 square feet in Colorado Springs which is leased until January, 2000 at a monthly rental of $4,474 plus a prorata share of increases in operating expenses. RMI also has leased POP locations in Loveland, Colorado Springs and Denver, Colorado. Eight additional leased POP locations in Alamosa, Burlington, Durango, Grand Junction, Hayden, Leadville, Montrose, and Pueblo, Colorado are leased by the Company's partners in joint venture arrangements. The Company does not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

On September 6, 1996, Robert Lewis and Storefronts in Cyberspace, L.L.C., filed a complaint in Denver District Court naming the Company and the Colorado Rockies Baseball Club, Ltd., as defendants. All claims against the Company have since been dismissed except for a breach of contract claim seeking $25,000 in damages. The Company's management believes the breach of contract claim is without merit and intends to vigorously defend against it. The Company is not a party to any other litigation.

ITEM 4. No matters were submitted to a vote of security holders in the fourth quarter.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company completed its initial public offering on September 5, 1996. The Company's Common Stock is traded on the NASDAQ SmallCap Market under the symbol RMII and the Company's Warrants are traded on the NASDAQ SmallCap Market under the symbol RMIIW.

The following table sets forth the closing high and low bid prices of the Company's Common Stock as reported on the NASDAQ SmallCap Market. These prices are believed to be representative inter-dealer quotations, without retail markup or commissions, and may not represent prices at which actual transactions occurred.

               1996                                         Bid
                                                     High        Low
               Quarter Ended September 30            $2.75       $2.50
               Quarter Ended December 31             $1.625      $1.00

               1997
               First Quarter (through March 15)      $2.75       $1.125

The number of record holders of the Company's $.001 par value common stock at March 15, 1997 was 54. Because many of the Company's shares of common stock are held by brokers or other institutions on behalf of stockholders, the Company is unable to estimate its total number of beneficial owners of its common stock represented by these record holders. The Company has never declared or paid any dividends on its common stock. Since the Company currently intends to retain all future earnings to finance growth, it does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's Series A Preferred Stock prohibits the payment of dividends on common stock for so long as any dividends have not been paid on the Series A Preferred Stock. Since the terms of an equipment lease to which the Company is a party prohibit payment of dividends on the Series A Preferred Stock and there are as a result accrued but unpaid dividends on the Series A Preferred Stock, the Company is currently prohibited from paying dividends on the common stock pursuant to the prohibition contained in the Series A Preferred Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company as of the dates and for the periods indicated. The income statement data for the years ended December 31, 1995 and 1996, and the balance sheet data as of such dates have been derived from financial statements of the Company which have been included herein and which have been audited by McGladrey & Pullen, LLP.
(1995) and Baird, Kurtz, and Dobson (1996), independent public accountants. These data should be read in conjunction with the Company's financial statements and related notes included elsewhere in this Form 10-KSB.

                                                     YEAR ENDED DECEMBER 31,
                                                      1995           1996
STATEMENT OF OPERATIONS DATA:
Revenues                                           $1,179,325    $ 3,281,579
Gross profit                                          858,956      2,177,912
Operating (loss) income                              (108,522)    (2,241,194)
Net (loss) income                                    (128,794)    (2,302,571)
Net (loss) income per share (1)                          (.04)          (.63)

OTHER OPERATING DATA:
Approximate number of subscribers
  at end of period                                      4,000          9,800
Number of POPs at end of period                             9             11

BALANCE SHEET DATA:
Cash and Cash Equivalents                          $  274,661    $   348,978
Investments                                                 0      1,356,629
Working Capital (Deficit)                            (186,865)       370,884
Total Assets                                          924,603      5,540,167
Long Term debt                                        524,437      1,134,380
Total Stockholders' (deficit) equity                 (169,036)     2,317,437

(1) Loss per share computed based on 3,489,000 Shares outstanding for 1995 and 3,715,000 shares outstanding for 1996. See Note 1 to the Company's financial statements included elsewhere in this report.


OVERVIEW

The Company's growth strategy is to focus on commercial accounts in the high speed access, frame relay network, and Web services areas. The Company also continues to experience strong growth in dial-up access services based on quality of service and word of mouth reputation.

Three acquisitions occurred in late 1996 and early 1997 pursuant to the Company's strategy to expand through acquisitions as well as internal growth. CompuNerd, Inc., a small Colorado Springs based Web services company was acquired as of November 1, 1996 for consideration consisting of $70,478 and 30,000 shares of common stock. The Information Exchange (IE), a Denver based voice messaging business was acquired effective December 1, 1996 for 52,723 shares of common stock. IE focuses on voice messaging to commercial customers. Its acquisition further expands the Company's ability to provide a full complement of services through the Internet. Several affiliates of the Company were equity holders in The Information Exchange. See Item 12, "Certain Relationships and Related Transactions." Effective January 16, 1997, the Company acquired dial-up and dedicated access subscribers from Online Network Enterprises, Inc., a Boulder, Colorado, based provider of Internet access and Web services for consideration consisting of $150,000 of cash and 116,932 shares of the Company's common stock.

The Company has positioned itself for continued growth by expanding its infrastructure and employee base. In December 1996, the Company relocated its Corporate headquarters in Denver to an 19,500 square foot facility which includes a data center where Denver based operations are being consolidated. The Company's principal access servers, Web servers, ISDN routers, dial-up modem facilities, and management workstations are consolidated in this facility to provide enhanced management and security. In addition to improved facilities, the Company continues to seek and hire quality sales, technical, and administrative management and staff. As a result the Company will continue to incur losses in the near term. The Company will not generate income or positive cash flow from operations unless revenues continue to increase at rates commensurate with past growth while maintaining its existing cost structure. Although the Company believes that its current investment in equipment and related infrastructure, and its current employee base (which accounts for a significant portion of selling, general and administrative expense) can support substantial growth, there can be no assurance that revenues will continue to grow at the rate they have over the past year.

The Company may experience fluctuations in operating results in the future caused by various factors, some of which are outside of the Company's control, including general economic conditions, specific economic conditions in the Internet access industry, user demand for the Internet, capital expenditures and other costs relating to the expansion of operations, the timing and number of customer subscriptions, the introduction of new services by the Company or its competitors, the mix of services sold and the mix of distribution channels through which those services are sold. In addition, the Company's expenses, including but not limited to obligations under equipment leases, facilities leases, telephone access lines, and Internet access are relatively fixed in the short term, and therefore variations in the timing and amount of revenues could have a material adverse effect on the Company's results of operations.


RESULTS OF OPERATIONS

Revenues

Revenues are generated by a variety of Internet related activities that include dial up access services, dedicated access services primarily for business customers, frame services, and Web hosting and production. Other sources of revenue include equipment sales related to dedicated access accounts, educational courses, and setup charges associated with the Company's various services. The following table provides information regarding amounts of revenues in the foregoing categories for the years ended December 31, 1995 and 1996.

                                       Years Ended December 31,
                                        1995              1996         % Change
     REVENUE
     Dial-Up Service                $  621,475      $  1,465,269          135%
     Dedicated Access Service          262,267           689,311          163%
     Web Services                       29,110           413,592         1321%
     Equipment Sales                   144,551           519,551          259%
     Other                             121,922           193,856           59%
                                    ----------      ------------
          Total                     $1,179,325      $  3,281,579          178%


The Company's revenue grew 178% from the year ended December 31, 1995 as compared to the year ended December 31, 1996. The total number of customers grew from 4,000 to 9,800 during the same periods representing an increase of 145%. Revenues exclusive of Equipment Sales grew at 167%. Revenues grew at a faster rate than customer count due to a focus on commercial customers with higher monthly billing rates and from increases in Web Production and Hosting and Equipment sales.

DIAL-UP SERVICE

The Company's strategy is to provide an high quality service with few busy signals. In order to assure this service level the Company does not provide any unlimited access service price plans during the business day, these plans have a tendency to congest the network. The Company does provide a range of service offerings based on a set number of hours for a set rate with additional hours billed as overage. The table below shows the composite weighted average billing rate for full service Internet access by quarter for 1995 and 1996.

                          For the Three Months Ended

 March     June    September    December    March    June   September   December
 1995      1995       1995        1995      1996     1996      1996       1996

$20.52    $20.42     $20.88      $21.02    $20.97   $20.33    $20.41     $20.50


The 135% revenue growth in Dial-Up Service in 1996 over 1995 is attributable to growth in customers while maintaining average billing rates. Dial-up Service has been split approximately evenly between commercial and residential customers throughout 1995 and 1996.

RMI has established business alliances with five unrelated parties for the purpose of providing Internet Services in secondary markets in the State of Colorado. These joint venture agreements provide for the local party to provide equipment and marketing services while the Company provides Internet Access and administrative services. Dial-up revenues based on these joint ventures generated $ 67,500 in revenues in 1995 and $ 354,100 in 1996 for an increase of 425%. The joint venture points of presence (POP) began in the second quarter of 1995 and grew to six locations by the end of 1995 and eight locations by the end of 1996.


DEDICATED ACCESS SERVICE

Dedicated access services are primarily provided to commercial customers and include a wide range of connectivity options tailored to the requirements of the customer. These services include private port (dedicated modem), Integrated Services Digital Network(ISDN) connections, 56 Kbps frame relay connections, T-1 (1.54 Mbps) frame relay connections, point to point connections, and T-3 (45 Mbps) or fractional T-3 connections. The Company also offers a colocation service in which the customer's equipment is located in the RMI data center, thereby providing access to the Internet directly through the Company's connection.

The table below shows the quarterly customer count by each of the component services offered for dedicated access as of the dates indicated:

Service          March 31   June 30   Sept 30   Dec 31   March 31   June 30   Sept 30   Dec 31
                   1995       1995      1995     1995      1996       1996      1996     1996
Private Port        29         30        36       35        42         47        46       54
56 Kbps             18         27        27       34        47         69        71       72
ISDN                 0          0         0        2         3         13        46       80
T-1                  7         10        10       11        16         25        29       30
Colocation           0          1         4        4         6          4         5        6


WEB SERVICES

Web services revenues are composed of Web page hosting and Web page production. Web page hosting provides ongoing revenue from customers for whom RMI hosts a

Web site on Web servers in the RMI data center. All access made to these Web Sites by the customer and the Internet community as a whole are processed on the RMI servers. The advantage to customers is high speed access to sites by their targeted audiences. The following is a summary of the number of Web hosting customers as of the dates indicated:

March 31  June 30  Sept 30   Dec 31   March 31   June 30   Sept 30   Dec 31
  1995     1995     1995      1995      1996      1996      1996      1996

   1        21      45        90        157       217       242       341


Web page hosting accounted for $ 26,200 of revenue in 1995 and $239,700 of 1996 revenue for an increase of 815%. The increase resulted from increases in the direct sales force, increased server capacities and speed, and the increasing popularity of the Web as a business tool.

Web page production increased from $3,770 for 1995 to $ 173,800 for 1996 for an increase of 4,510%. The Company increased the size of the Web production department as well as provided customers more complex applications. The growth in Web hosting business helped to drive this part of the business plus the activities of the Company's direct sales force. RMI did not have a direct sales force until December, 1995.


EQUIPMENT SALES

RMI sells hardware to its customers as an accommodation and to provide a "one stop shop" for Internet services. Equipment sales can vary from a single router for an ISDN connection to providing servers and Internet grade routers for colocations. Sales grew from $144,551 in 1995 to $519,551 in 1996 or 259%. Equipment sales are typically low margin transactions and can fluctuate dramatically depending on large server orders. RMI has established wholesale purchasing relationships with national and regional vendors in order to provide an attractively priced total Internet solution to its commercial customers.


GROSS PROFIT

Gross profit consists of total revenue less the direct costs of delivering services and the cost of equipment. Gross profit on Internet services (exclusive of equipment) as a percentage of sales is 81% for 1995 and 77% for 1996. The reduction in gross profit percentage is principally the result of increasing capacity for Internet access, ISDN facilities, and dial-up facilities.

GENERAL, SELLING AND ADMINISTRATIVE

SALES AND MARKETING EXPENSES increased from $92,300 in 1995 to $776,500 in 1996 inclusive of personnel costs. The Company hired a full time direct sales staff beginning in December, 1995. Of the total 1996 sales and marketing expense, approximately $565,000 relate to personnel expenses. The Company had 6 employees at the end of 1995 and 16 employees at the end of 1996 in sales and marketing. Extensive efforts have been made to identify, hire, and train sales personnel with expertise in Internet access and in Web applications. Approximately $211,500 for 1996 was spent on advertising, developing and printing marketing and sales support materials, and trade show attendance.


GENERAL AND ADMINISTRATIVE EXPENSES increased from approximately $875,200 in 1995 to $3,642,600 in 1996. General and administrative costs consist of personnel (excluding sales and marketing personnel), physical facilities, depreciation, amortization, professional services and other related administrative expenses. Significant items are discussed below.

Payroll costs increased from $459,575 for the year ended December 31, 1995, to $2,138,460 for the year ended December 31, 1996. The Company had 29 employees at the end of 1995 and increased staff to 67 at the end of 1996 in all areas of the Company including administration, technical support, development, and senior management (excluding sales and marketing). Rent expense for 1995 was $82,269 and increased to $240,720 in 1996. During 1996 the Company moved its corporate headquarters and leased office space of approximately 19,500 square feet which includes a data center comprised of 1,200 square feet. The Company continues to occupy offices in Colorado Springs for staff performing Dial-In technical support, customer service, and sales functions. Additionally, the Company leases two POP's (points of presence) which contain routers, servers, and modems to provide Internet access for its customers. The Company's former offices in Denver at 1800 Glenarm have been sub leased effective March 1, 1997 for the remainder of the lease term. A one time charge of approximately $58,000 has been recorded in 1996 for commission expense on the transaction as well as the difference between the sub lease rate and the existing lease rate.

The Company experienced an increase in communications expense from $58,400 for the year ended 1995 to $196,800 for the year ended 1996. These expenses included local telephone service, cellular phones and pager costs and long distance telephone expenses. The Company uses multiple "800" phone numbers to provide technical support, customer support, and sales order processing to its growing base of customers.


LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred losses since inception and has experienced negative operating cash flow in 1996. The Company's operations used net cash of approximately $1.5 million for the year ended December 31, 1996. The cash used by operating activities is primarily attributable to the Company's continued expansion of its facilities and employee base in anticipation of continued growth in revenues.

Between December 31, 1995, and December 31, 1996, the Company's employee base increased from 35 to 83 and its total assets increased from $924,603 to $5,540,167. The increase in the Company's total assets is primarily attributable to $2,375,348 of property and equipment (net of accumulated depreciation), $1,356,629 in short term investments, and $428,489 of accounts receivable. The Company has financed this growth primarily with revenues from operations, from proceeds of approximately $3.7 million resulting from completion of the Company's initial public offering in September 1996, and
1.7 million from capital lease financing. In addition, sources of cash included $490,000 in proceeds from a private placement of convertible notes (since converted into common stock) in late 1995 and early 1996, and $406,000 in net proceeds from a private placement of Series A Convertible Preferred Stock in mid-1996.

During 1996 the Company acquired approximately $2.5 million in equipment, software, and leasehold improvements. Equipment consisted of Cascade switches and related equipment for the Company's frame relay network, routers, servers and computers. Of the $2.5 million expended, approximately $1.7 million was financed through capital lease transactions.

The Company has a bank line of credit in the amount of $500,000 which, subsequent to December 31, 1996 was fully drawn. No amounts were outstanding as of December 31, 1996, with respect to this line of credit. The line of credit is secured by a pledge of a $300,000 treasury bill repurchase agreement and by the Company's accounts receivable. The Company's office lease is also secured by a pledge of a treasury bill of $250,000.

As of December 31, 1996, the Company had working capital of $370,884. This included $348,978 of cash and cash equivalents and $1,356,629 of investments in financial instruments convertible to cash. Trade receivables as of that date were $518,827. Current liabilities as of that date were approximately $2,088,350, including $425,160 of accounts payable, $451,823 of current maturities of long-term debt and capital lease obligations, $528,160 of accrued payroll and related taxes, and $460,836 of accrued expenses attributable primarily to a payable on office furniture, deferred office rent, preferred stock dividend payable, accrual for unbilled circuit costs, and amounts due joint venture partners pending cash collections. Also included in current liabilities as of that date is $218,121 of deferred revenue, which represents differences in the timing of payments by customers and recognition of the related revenue.

RMI is an Internet Service Provider (ISP) with an high growth rate (as discussed elsewhere in this document). The Company's growth is dependent on building a strong infrastructure and hiring high quality sales, technical, and administrative personnel. In order to build the infrastructure and acquire the human resources needed to maintain an high growth rate, the Company has operated with a negative cash flow from operations during 1996 and projects to continue to do so for the first half of 1997. The company's cash requirements are relatively fixed for the near term and the Company expects to generate positive operating cash flows by late 1997 if revenues continue to increase according to expectations without any significant cost increases. In the near term, the Company expects to finance negative operating cash flows from incentive programs to customers designed to increase the rate of realization of accounts receivable, and, if necessary, from reductions in operating expenses. As discussed below, the Company may conduct an equity financing which, if completed, the proceeds would be available to fund operations. In the longer term, should revenues not continue to increase according to expectations, the Company may have to seek additional financing to fund operating losses or implement additional reductions in operating expenses. Reductions in operating expenses, if effected, could adversely affect revenues and therefore not result in the expected increase in cash flow. The Company does not currently have access to additional bank financing and therefore additional financing would have to result from additional issuances of equity or debt securities.


The Company's common stock is traded on the NASDAQ SmallCap Market. The NASDAQ Stock Market, Inc. has recently proposed changes to the maintenance criteria for listing eligibility on the Small Cap Market, including a requirement that issuers have at least $2,000,000 in net tangible assets. As of January 31, 1997, the Company had less than $2,000,000 in net tangible assets. If the proposed changes to the SmallCap Market listing criteria are approved by the SEC and if the Company were to fail to meet such requirements, the Company's common stock would no longer trade in the SmallCap Market, which would adversely affect the liquidity and price of the Company's common stock. In anticipation of the eventual approval of the new maintenance criteria, the Company is seeking to raise $1 million to $2 million in additional equity capital in a private placement of stock, the terms and structure of which are not determined at this time. The proceeds of that offering would be used to meet the more stringent listing criteria and to improve the Company's working capital and liquidity. There can be no assurance that additional equity capital will be available to the Company or, if it is available, that it will be available on terms favorable to the Company.

ITEM 7. FINANCIAL STATEMENTS

                          ROCKY MOUNTAIN INTERNET, INC.

                             ACCOUNTANTS' REPORT AND
                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1996

                          ROCKY MOUNTAIN INTERNET, INC.

                           DECEMBER 31, 1995 AND 1996


                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

INDEPENDENT ACCOUNTANTS' REPORT                                              1
  Baird, Kurtz, & Dobson (1996)                                              1
  McGladrey & Pullen (1995)                                                  2

CONSOLIDATED FINANCIAL STATEMENTS
  Balance Sheets                                                             3
  Statements of Operations                                                   5
  Statements of Stockholders' Equity (Deficit)                               6
  Statements of Cash Flows                                                   7
  Notes to Financial Statements                                              8

                         INDEPENDENT ACCOUNTANTS' REPORT




Board of Directors
Rocky Mountain Internet, Inc.
Denver, Colorado


   We have audited the accompanying consolidated balance sheet of ROCKY MOUNTAIN INTERNET, INC. as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ROCKY MOUNTAIN INTERNET, INC. as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




/s/ BAIRD, KURTZ & DOBSON


Denver, Colorado
February 28, 1997

                        INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Rocky Mountain Internet, Inc.
Denver, Colorado


We have audited the accompanying balance sheet of Rocky Mountain Internet, Inc. as of December 31, 1995 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Internet, Inc. as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                           /s/ McGLADREY & PULLEN, LLP


Denver, Colorado
February 23, 1996

                          ROCKY MOUNTAIN INTERNET, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1996



                             ASSETS                          1995       1996
                                                          ---------  ----------
CURRENT ASSETS
  Cash and cash equivalents                               $ 274,661  $  348,978
  Investments                                                     -   1,356,629
  Trade receivables, less allowance for doubtful
    accounts; 1995 - $5,700; 1996 - $115,000                 90,338     518,827
  Inventories                                                12,185      91,047
  Other                                                       5,153     143,753
                                                          ---------  ----------
                    Total Current Assets                    382,337   2,459,234
                                                          ---------  ----------

PROPERTY AND EQUIPMENT, AT COST
  Equipment                                                 555,654   2,513,944
  Computer software                                          36,806     202,501
  Leasehold improvements                                      4,880     127,877
  Furniture, fixtures, and office equipment                  15,101     413,678
                                                          ---------  ----------
                                                            612,441   3,258,000
  Less accumulated depreciation and amortization            132,812     403,023
                                                          ---------  ----------
                                                            479,629   2,854,977
                                                          ---------  ----------
OTHER ASSETS
  Customer lists, at amortized cost                               -     145,444
  Deposits                                                   62,637      80,512
                                                          ---------  ----------
                                                             62,637     225,956
                                                          ---------  ----------
                                                          $ 924,603  $5,540,167
                                                          ---------  ----------
                                                          ---------  ----------

See Notes to Consolidated Financial Statements.

                          ROCKY MOUNTAIN INTERNET, INC.

                           DECEMBER 31, 1995 AND 1996

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                            1995          1996
                                                                        ----------    -----------
CURRENT LIABILITIES
  Notes payable                                                         $   19,419    $     4,250
  Current maturities of long-term debt and capital lease obligations        72,675        451,823
  Accounts payable                                                         192,985        425,160
  Deferred revenue                                                         169,645        218,121
  Accrued payroll and related taxes                                         83,528        528,160
  Accrued expenses                                                          30,950        460,836
                                                                        ----------    -----------
       Total Current Liabilities                                           569,202      2,088,350
                                                                        ----------    -----------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                               524,437      1,134,380
                                                                        ----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value; authorized 1,000,000
    shares; issued and outstanding 1995 - 0 shares,
    1996 - 250,000 shares                                                        -            250
  Common stock, $.001 par value; authorized 10,000,000
    shares; issued and outstanding 1995 1,868,000 shares; 1996
    4,540,723 shares                                                         1,868          4,541
  Additional paid-in capital                                                28,847      4,839,968
  Accumulated deficit                                                     (199,751)    (2,527,322)
                                                                        ----------    -----------
       Total Stockholders' Equity (Deficit)                               (169,036)     2,317,437
                                                                        ----------    -----------

                                                                        $  924,603    $ 5,540,167
                                                                        ----------    -----------
                                                                        ----------    -----------

See Notes to Consolidated Financial Statements.

                        ROCKY MOUNTAIN INTERNET, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                   YEARS ENDED DECEMBER 31, 1995 AND 1996



                                                   1995          1996
                                                ----------    ----------
REVENUE
  Internet access and services                  $1,034,774   $ 2,762,028
  Equipment sales                                  144,551       519,551
                                                ----------   -----------
                                                 1,179,325     3,281,579
                                                ----------   -----------

COST OF REVENUE EARNED
  Internet access and services                     193,875       640,880
  Equipment sales                                  126,494       462,787
                                                ----------   -----------
                                                   320,369     1,103,667
                                                ----------   -----------
GROSS PROFIT                                       858,956     2,177,912


GENERAL, SELLING AND ADMINISTRATIVE EXPENSES       967,478     4,419,106
                                                ----------   -----------

OPERATING LOSS                                    (108,522)   (2,241,194)
                                                ----------   -----------

OTHER INCOME (EXPENSE)
  Interest expense                                 (31,818)     (157,042)
  Interest income                                    2,397        44,322
  Finance charges                                    3,871        24,654
  Other income, net                                  5,278        26,689
                                                ----------   -----------
                                                   (20,272)      (61,377)
                                                ----------   -----------
LOSS BEFORE INCOME TAXES                          (128,794)   (2,302,571)

INCOME TAX EXPENSE                                       -             -
                                                ----------   -----------

NET LOSS                                        $ (128,794)  $(2,302,571)
                                                ----------   -----------
                                                ----------   -----------

PRIMARY AND FULLY DILUTED LOSS PER SHARE
  Net loss per share                            $     (.04)  $      (.63)
                                                ----------   -----------
                                                ----------   -----------




See Notes to Consolidated Financial Statements

                       ROCKY MOUNTAIN INTERNET, INC.

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  YEARS ENDED DECEMBER 31, 1995 AND 1996

                                        Preferred Stock      Common Stock      Additional
                                       ----------------   ------------------    Paid-in      Accumulated
                                       Shares    Amount    Shares     Amount    Capital        Deficit        Total
                                       -------   ------   ---------   ------   ----------    ------------  -----------
BALANCE, DECEMBER 31, 1994                   -   $    -   1,188,000   $1,188   $   26,626    $   (70,957)  $   (43,143)
  Purchase of common stock for
    redemption                               -        -    (180,000)    (180)     (18,570)             -       (18,750)
  Issuance of common stock                   -        -     860,000      860        1,008              -         1,868
  Capital contribution                       -        -           -        -       19,783              -        19,783
  Net loss                                   -        -           -        -            -       (128,794)     (128,794)
                                       -------   ------   ---------   ------   ----------    -----------   -----------

BALANCE, DECEMBER 31, 1995                   -        -   1,868,000    1,868       28,847       (199,751)     (169,036)
  Issuance of preferred stock          250,000      250           -        -      405,750              -       406,000
  Issuance of common stock                   -        -   1,365,000    1,365    3,775,887              -     3,777,252
  Stock option compensation                  -        -           -        -       12,807              -        12,807
  Issuance of underwriters' warrants         -        -           -        -          100              -           100
  Conversion of debentures into
    common stock                             -        -   1,225,000    1,225      488,775              -       490,000
  Dividends on preferred stock               -        -           -        -            -        (25,000)      (25,000)
  Issuance of common stock for the
    acquisition of CompuNerd, Inc.           -        -      30,000       30       67,470              -        67,500
  Issuance of common stock for the
    acquisition of the Information
    Exchange                                 -        -      52,723       53       60,332              -        60,385
  Net loss                                   -        -           -        -            -     (2,302,571)   (2,302,571)
                                       -------   ------   ---------   ------   ----------    -----------   -----------

BALANCE, DECEMBER 31, 1996             250,000   $  250   4,540,723   $4,541   $4,839,968    $(2,527,322)  $ 2,317,437
                                       -------   ------   ---------   ------   ----------    -----------   -----------
                                       -------   ------   ---------   ------   ----------    -----------   -----------


See Notes to Consolidated Financial Statements

                          ROCKY MOUNTAIN INTERNET, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                        1995          1996
                                                     ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $(128,794)   $(2,302,571)
  Items not requiring (providing) cash:
    Depreciation                                        51,395         88,162
    Amortization                                        39,030        186,044
    Salaries paid with stock options                         -         12,807
  Changes in:
    Trade receivables                                  (59,621)      (417,999)
    Inventories                                        (12,185)       (78,862)
    Other current assets                                (5,153)      (138,066)
    Accounts payable                                    89,395        224,618
    Deferred revenue                                    77,084         41,268
    Accrued payroll and related taxes                   83,528        443,208
    Accrued expenses                                    30,550        429,886
                                                     ---------     ----------
        Net cash provided by (used in) operating
          activities                                   165,229     (1,511,505)
                                                     ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                 (177,771)      (900,235)
  Purchase of investments                                    -     (1,756,629)
  Proceeds from investments                                  -        400,000
  Payment for purchase of CompuNerd, Inc.                    -        (70,478)
  Additions to deposits                                (60,635)       (16,675)
                                                     ---------     ----------
        Net cash used in investing activities         (238,406)    (2,344,017)
                                                     ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                     1,868      3,777,252
  Proceeds from sale of preferred stock                      -        406,000
  Proceeds from notes payable                           18,000          6,689
  Proceeds from long-term debt                         373,000        135,404
  Sale of stock warrants                                     -            100
  Payment of preferred stock dividend                        -        (25,000)
  Purchase of common stock for redemption              (18,750)             -
  Payments on notes payable                             (8,217)       (26,108)
  Payments on long-term debt and capital leases
    obligations                                        (54,533)      (344,498)
                                                     ---------     ----------
        Net cash provided by financing activities      311,368      3,929,839
                                                     ---------     ----------

INCREASE IN CASH AND CASH EQUIVALENTS                  238,191         74,317

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR            36,470        274,661
                                                     ---------     ----------

CASH AND CASH EQUIVALENTS, END OF YEAR               $ 274,661     $  348,978
                                                     ---------     ----------
                                                     ---------     ----------


See Notes to Consolidated Financial Statements

                        ROCKY MOUNTAIN INTERNET, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995 AND 1996


NOTE 1:   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

   The Company is a provider of Internet access services and Web services to businesses, professionals and individuals in the state of Colorado. The Company facilitates access to the Internet by means of a regional telecommunications network comprised of a backbone of leased, high-speed dedicated phone lines, computer hardware and software and local access points known as points of presence in eleven locations. The Company's high speed, digital telecommunications network provides subscribers with direct access to the full range of Internet applications and resources.

PRINCIPLES OF CONSOLIDATION

   The financial statements include the accounts of the Company and its wholly-owned subsidiary, Rocky Mountain Internet Subsidiary (Colorado) Inc. The operations of this subsidiary consists solely of the ownership of equipment, which it leases to the Company. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

   The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 1995 and 1996, cash equivalents consisted primarily of money market accounts.

COST OF REVENUE EARNED

   Included in Internet access and services cost of revenue earned is primarily the cost of high speed data circuits and telephone lines that allow customers access to the Company's service plus Internet access fees paid by the Company to Internet back bone carriers.

                        ROCKY MOUNTAIN INTERNET, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995 AND 1996


NOTE 1:   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
          (continued)

PROPERTY AND EQUIPMENT

   Depreciation and amortization of property and equipment is computed using the straight line method over the estimated useful lives of the assets, ranging from five to seven years. Certain equipment obtained by capital lease obligations are amortized over the life of the lease. Improvements to leased property are amortized over the lesser of the life of the lease or life of the improvements.

   Major additions and improvements to property and equipment are capitalized, whereas replacements, maintenance and repairs which do not improve or extend the lives of the respective assets, are expensed.

REVENUE RECOGNITION

   The Company charges customers (subscribers) monthly access fees to the Internet and recognizes the revenue in the month the access is provided. For certain subscribers billed in advance, the Company recognizes the revenue over the period the billing covered. Revenue for other services provided, including set-up fees charged to customers when their accounts are activated, or equipment sales, are recognized as the service is performed or the equipment is delivered to the customer.

ADVERTISING

   The Company expenses advertising costs as incurred. During the years ended December 31, 1995 and 1996, the Company incurred $24,847 and $167,565, respectively, in advertising costs.

CUSTOMER LISTS

   The excess of the purchase price over the fair value of net assets acquired in business acquisitions is recorded as customer lists, and is amortized on a straight line basis over five years.

                        ROCKY MOUNTAIN INTERNET, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995 AND 1996


NOTE 1:   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
          (continued)

INVENTORIES

   Inventories consist of Internet access equipment and are valued at the lower of cost of market. Cost is determined using the first-in, first-out method.

LOSS PER COMMON SHARE

   For the years ended December 31, 1995 and 1996, loss per share is computed based upon approximately 3,489,000 and 3,715,000, respectively, weighted average common shares outstanding for both primary and fully-diluted earnings per share. The net loss for the year ended December 31, 1996 used in the calculation was increased by the preferred stock dividends paid of $25,000. These calculations assumes all shares issued prior to the Company's initial public offering in September, 1996, were outstanding during all periods presented, including shares issuable under debenture and preferred stock conversions. It also includes shares relating to stock options, calculated using the treasury stock approach.

INCOME TAXES

   Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

RENT EXPENSE

   The Company recognizes rent expense on a straight-line basis over the lease terms. Differences between expense recognized and payments made are recorded as accrued expense.

                        ROCKY MOUNTAIN INTERNET, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995 AND 1996


NOTE 1:   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
          (continued)

INVESTMENTS

   Debt securities and marketable equity securities for which the Company has no immediate plans to sell but which may be sold in the future are classified as available-for-sale and carried at fair value. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity. At December 31, 1996, the Company had one investment in a U.S. Treasury Note, and two repurchase agreements with a bank classified as available-for-sale. The repurchase agreements are secured by U.S. Treasury Notes. The investments mature in 1997, and the fair value of the investments approximated cost.

NOTE 2:   NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

   The Company has a commercial line of credit with a Bank that provides for borrowing of up to $500,000 and is secured by a repurchase agreement in the amount of $300,000, plus accounts receivable of the Company. The line bears interest at the bank's prime rate plus 2% and matures September 10, 1997. At December 31, 1996, the Company had no borrowings on this line, but was fully drawn in 1997.

   Long-term debt and capital lease obligations at December 31, 1995 and 1996, consisted of the following:

                                                            1995        1996
                                                        ----------   ----------
Capital lease obligations payable to finance
  companies, due in monthly installments aggregating
  $62,631 including interest ranging from 9.5% to
  33% through November, 2001, collateralized by
  equipment.  An officer and shareholder of the
  Company has guaranteed certain of the leases
  and one of the leases restricts the payment of
  preferred stock dividends.                            $  196,732   $1,586,203
Debentures (converted to common stock in 1996)             373,000            -
Other                                                       27,380            -
                                                        ----------   ----------
                                                           597,112    1,586,203
Less current maturities                                     72,675      451,823
                                                        ----------   ----------
                                                        $  524,437   $1,134,380
                                                        ----------   ----------
                                                        ----------   ----------

                        ROCKY MOUNTAIN INTERNET, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995 AND 1996


NOTE 2:   NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASE  OBLIGATIONS
          (continued)

   Subsequent to December 31, 1996, the Company borrowed $200,000 from a bank. The note is due January 3, 2000, is payable $66,660 annually plus one final principal payment with interest accrued at prime plus 2%, and is secured by furniture and fixtures.

   Aggregate maturities required on long-term debt and obligations under capital leases at December 31, 1996, are as follows:

                                                Amount
                                              ----------
          Years ending December 31:
               1997                           $  451,823
               1998                              482,255
               1999                              573,700
               2000                               60,322
               2001                               18,103
                                              ----------
                                              $1,586,203
                                              ----------
                                              ----------

   The following is a schedule by years of the future minimum lease payments under the capital leases, together with the present value of the minimum lease payments as of December 31, 1996:

                                                           Amount
                                                         ----------
          Years ending December 31:
               1997                                      $  751,389
               1998                                         697,443
               1999                                         635,526
               2000                                          72,067
               2001                                          21,392
                                                         ----------
               Future minimum lease payments              2,177,817
               Less amount representing interest            591,614
                                                         ----------
               Present value of minimum lease payments   $1,586,203
                                                         ----------
                                                         ----------


   Equipment acquired under capital lease obligations had a cost of $248,586 and $1,976,285 and accumulated depreciation of $33,990 and $186,011 at December 31, 1995 and 1996, respectively.

                        ROCKY MOUNTAIN INTERNET, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995 AND 1996


NOTE 3:   COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

   The Company leases operating facilities, facilities storing Internet point of presence equipment, and certain equipment under operating lease agreements expiring through May, 2002. Certain lease agreements require the Company to pay certain operating expenses and provide for escalation of annual rentals if the landlord's operating costs increase.

   At December 31, 1996, the future minimum payments under these leases are as follows:

                                                           Amount
                                                         ----------
          Years ending December 31:
               1997                                      $  377,874
               1998                                         525,474
               1999                                         501,366
               2000                                         447,594
               2001                                         382,501
               Thereafter                                   126,679
                                                         ----------
                                                         $2,361,488
                                                         ----------
                                                         ----------

   In February, 1997, the Company subleased one of its operating facilities. The Company accrued a loss of $58,073 as of December 31, 1996, as a result of this sublease. Minimum future rentals receivable under this noncancellable operating sublease was $178,648, covering the period through January, 2001, and is not deducted from the above future minimum payments.

   Rent expense was $82,269 and $240,720 for 1995 and 1996, respectively.

EMPLOYEE CONTRACTS

   The Company currently has employment agreements with six of its officers that provide for salaries ranging from $102,000 per year to $66,000 per year, and are terminable for cause. The Company may also terminate the agreements without cause subject to the obligation to pay the terminated employee a severance payment equal to from five to eight months salary based on length of service. The employment agreements terminate in December, 1999. Employment agreements with any employees do not significantly restrict such employee's ability to compete with the Company following any termination.

                         ROCKY MOUNTAIN INTERNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1996


NOTE 3:  COMMITMENTS AND CONTINGENCIES  (continued)

EMPLOYEE CONTRACTS  (continued)

   In February, 1997, one of the officers' employment was terminated. The officer was also a shareholder, and in a negotiated agreement the Company has agreed to purchase 90,000 shares of the Company's common stock from the individual for $120,000. The stock will be purchased over an eighteen month period.

LETTER OF CREDIT

   The Company had $250,000 at December 31, 1996, in an outstanding letter of credit to be used in case of default on its main operating facilities lease. The letter of credit is secured by $250,000 currently invested in a U.S. Treasury Note.

OTHER CONTINGENCIES

   The Company has various claims and legal matters occurring in the normal course of business which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company.


NOTE 4:  BUSINESS ALLIANCES

   The Company has entered into various joint venture agreements with unrelated parties to provide Internet service to certain areas within Colorado. Under the agreements, the Company provides access to the Internet through its point of presence (POP) sites and administrative and customer support services. The other parties provide equipment at the local POP site and market the Internet service in the local area. Most revenues generated by the joint ventures are shared equally by the two parties. The agreements can be terminated with notice, the Company has the first option to purchase the local POP equipment should the other parties desire to dispose of their interest. During the years ended December 31, 1995 and 1996, the Company had revenues from the joint ventures of $67,452 and $354,565, respectively, and included in accrued expenses are payables to joint venture partners of $9,774 and $10,069 at December 31, 1995 and 1996, respectively.

                         ROCKY MOUNTAIN INTERNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1996


NOTE 5:  INCOME TAXES

   Under the provisions of the Internal Revenue Code, the Company has available for federal income tax purposes, a net operating loss carryforward of approximately $2,238,000, which expires in the years 2010 and 2011. The tax effects of this and other temporary differences related to deferred taxes were:

                                                  1995         1996
                                                --------    ---------
   Deferred tax assets:
       Net operating loss                       $ 44,000    $ 850,000
       Allowance for doubtful accounts             2,000       44,000
       Tax goodwill                               20,000       18,000
       Accrued expenses                                -       22,000
                                                --------    ---------
                                                  66,000      934,000
   Valuation allowance                           (66,000)    (934,000)
                                                --------    ---------
       Net deferred tax asset                   $      -    $       -
                                                --------    ---------
                                                --------    ---------


   The actual provisions for income taxes varied from the expected provision for income taxes (computed by applying the statutory U.S. Federal income tax rates to loss before taxes) only because the tax benefit of the net operating losses for the periods ended December 31, 1995 and 1996, is offset by the valuation allowance.


NOTE 6:  DEPENDENCE ON SUPPLIERS

   The Company depends upon third-party suppliers for its access to the Internet through leased telecommunications lines. Although this access is available from several alternative suppliers, there can be no assurance that the Company could obtain substitute services from other providers at reasonable or comparable prices or in a timely manner. The Company is also dependent upon the regional Bell operating company to provide installations of circuits and to maintain those circuits.

                         ROCKY MOUNTAIN INTERNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1996


NOTE 7:  REORGANIZATION

   The Company was originally formed as a sole proprietorship in October, 1993 and incorporated as a Colorado corporation in March, 1994. A new Delaware corporation was formed in October, 1995. On October 31, 1995, the Delaware corporation purchased all the assets relating to the Colorado corporation's business, and assumed all of its liabilities, except for certain notes payable to shareholders. Since both parties in the transaction were under common control, the transaction has been accounted for similar to a pooling of interests, and all assets purchased and liabilities assumed were recorded by the Delaware corporation at the Colorado corporation's historical costs. These financial statements reflect the operations of both entities during the years ended December 31, 1995 and 1996. The stockholders' equity balances represent shares outstanding as if the transaction had taken place January 1, 1995.


NOTE 8:  PREFERRED STOCK

   On April 26, 1996, the Board of Directors designated 250,000 shares of Preferred Stock as Series A Convertible Preferred Stock (Series A Stock) and set the terms of the stock. The Series A Stock accrues cumulative dividends at the rate of 10% per annum. The dividends are payable quarterly to the extent permitted by applicable law. The Series A Stock may be converted into shares of Common Stock at the option of the holder at any time after May 15, 1997. The rate of conversion is the Series A Stock's liquidation value divided by the conversion price, currently set at $2.00 per share. The
Series A Stock's liquidation value is equal to the price paid for the Series
A Stock plus any cumulative dividends unpaid as of the conversion date. The conversion price is subject to change due to certain antidilution adjustments.

   The Company offered 250,000 shares of Series A Stock at $2.00 per share to accredited investors under an offering that was complete and the shares sold in June, 1996. The offering netted the Company approximately $406,000 after expenses of the offering of approximately $94,000.

   The Company has the authority to issue up to an additional 750,000 shares of Preferred Stock. The Board of Directors is authorized to fix the terms and preferences of the Preferred Stock prior to its being issued.

                         ROCKY MOUNTAIN INTERNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1996


NOTE 9:  COMMON STOCK TRANSACTIONS

   On September 5, 1996, the Company completed a public offering of 1,365,000 units at an offering price of $3.50 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at $4.375 per share for a 23-month period commencing October 5, 1997, and prior to September 5, 1999. Under certain circumstances, the Company may redeem the warrants at $.25 per warrant. Additionally, the Company sold the underwriter for $100 warrants to purchase 125,000 units. These units are exercisable through September 5, 2000, at an exercise price of $4.20 per unit (for which the accompanying warrant is exercisable at $6.5625). Costs of the offering, including a 10% commission paid to the underwriters, the underwriters nonaccountable expense allowance and professional fees, totalled $1,000,248, resulting in net proceeds from the offering of $3,777,252.

   In connection with the public offering completed on September 5, 1996, the Company entered into a consulting agreement retaining the underwriters as financial consultants to the Company for a twelve month period for a fee of $30,000.


NOTE 10: BENEFIT PLANS

MANAGEMENT BONUS PLAN

   The Company had a bonus plan during 1996 in which named employees were entitled to receive a cash bonus based upon achievement of specified levels of revenues by the Company for the year ended December 31, 1996. For the year ended December 31, 1996, the Company accrued $158,000 in bonuses under the plan. The Company gave employees the option of receiving their bonuses in cash or stock options. As a result, 51,230 stock options were issued in 1997 to employees at an exercise price of $1.00 per share. Additional compensation of $12,807 was recorded during the year ended December 31, 1996 as a result of these stock options being issued.

   The Company adopted a similar plan for 1997. If the Company achieves its targeted revenues during 1997 bonuses of $259,000 will be payable. Achieving revenues above or below the target would result in bonuses above or below this amount.

                         ROCKY MOUNTAIN INTERNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1996


NOTE 10:  BENEFIT PLANS  (continued)

STOCK OPTION PLANS

   In July, 1996, the Company adopted the 1996 Employee Stock Option Plan (the Employee Plan) and the Non-Employee Directors' Stock Option Plan (the Directors' Plan). The Employee Plan provides for an authorization of 471,300 shares of Common Stock for issuance upon exercise of stock options granted under the Plan. The Employee Plan is administered by the Board of Directors, which determines the persons to whom options are granted, the type, number, vesting schedule, exercise price and term of options granted. Under this plan both incentive and non-qualified options can be granted.

   An aggregate of 18,000 shares of Common Stock are reserved for issuance under the Directors' Plan. All non-employee directors are automatically granted non-qualified stock options to purchase 1,500 shares initially and an additional 1,500 shares for each subsequent year that they serve up to a maximum of 6,000 shares per director.

   The following is a summary of the status of the Company's two stock option plans and the stock options discussed under management bonus plans at December 31, 1995 and 1996, and the changes during the years then ended:

                                             1995                                       1996
                            -------------------------------------   -----------------------------------------
                              Employee Plan                             Employee Plan
                             and Bonus Plan      Directors' Plan       and Bonus Plan        Directors' Plan
                            -----------------   -----------------   --------------------   ------------------
                                     Weighted            Weighted               Weighted             Weighted
                                      Average             Average                Average              Average
                                     Exercise            Exercise               Exercise             Exercise
                            Shares    Price     Shares    Price     Shares       Price     Shares     Price
                            ------   --------   ------   --------   -------     --------   ------    --------
Outstanding,
  beginning of year             -     $  -          -     $   -           -      $   -          -     $  -
Granted during year             -        -          -         -     284,230       1.68      1,500      2.00
                            -----     ----      -----     -----     -------      -----     ------     -----
Outstanding, end of year        -     $  -          -     $   -     284,230      $1.68      1,500     $2.00
                            -----     ----      -----     -----     -------      -----     ------     -----
                            -----     ----      -----     -----     -------      -----     ------     -----
Options exercisable,
  end of year                   -                   -                25,000                1,500
                            -----               -----               -------                ------

                         ROCKY MOUNTAIN INTERNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1996


NOTE 10:  BENEFIT PLANS  (continued)

   The fair value of each option granted is estimated on the date of the grant using the Black-Sholes method with the following weighted-average assumptions:

       Dividend per share                     $0.00
       Risk-free interest rate                6.16%
       Expected life of options              5 years

       Weighted-Average fair value
         of options granted during 1996       $1.90

   The following table summarized information about stock options under the plans outstanding at December 31, 1996:

                                 Options Outstanding               Options Exercisable
                         ------------------------------------    ----------------------
                                         Weighted-
                                          Average    Weighted-                 Weighted-
                                        Remaining    Average                   Average
           Range of         Number     Contractual   Exercise      Number      Exercise
       Exercise Prices   Outstanding       Life        Price     Exercisable     Price
       ---------------   -----------   -----------   --------    -----------   --------
           $   0.40         25,000       5 years     $   0.40       25,000     $   0.40
           $   1.00         51,230       5 years     $   1.00            -     $      -
           $   2.00        209,500       5 years     $   2.00        1,500     $   2.00

   One non-qualified stock option to purchase 25,000 shares at $.40 per share was granted under the Employee Plan. This option vested immediately. The remaining Employee Plan options above have a five year term and vest over three years with one-third vested at the end of the first year.

   In January, 1997, 184,000 options were issued under the Employee Plan at an exercise price of $1.50 per share, under the same terms as the remaining options described above.

                        ROCKY MOUNTAIN INTERNET, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1995 AND 1996

NOTE 10:  BENEFIT PLANS   (continued)

   The Company applies APB Opinion 25 and related Interpretations in accounting for its plans, and no compensation cost has been recognized for the plans, other than the one non-qualified option. Had compensation cost for the Plans been determined based on the fair value at the grant dates using Statement of Financial Accounting Standards No. 123, the Company's net loss would have increased by $74,258 in 1996. In addition, the Company's loss per share would have increased by $.02 in 1996.

NOTE 11:  ACQUISITIONS

   On November 1, 1996, the Company acquired the customer base and selected assets of CompuNerd, Inc. for $70,428 in cash and 30,000 shares of the Company's common stock. On December 1, 1996, the Company acquired the Information Exchange, a related party through common ownership, in exchange for 52,723 shares of the Company's common stock. The acquisitions have been accounted for as purchases by recording the assets acquired at their estimated market value at the acquisition date. The operations of the Company include the operations of the acquirees from the acquisition date. Consolidated operations would not have been significantly different for the Company had the CompuNerd, Inc. acquisition been made at the time of the periods shown below. Unaudited ProForma consolidated operations assuming the Information Exchange purchase was made at the beginning of each year are shown below:

                                                   1995             1996
                                                -----------     -----------
              Net sales                         $1,200,0645     $ 3,367,720
              Net loss                          $  (214,042)    $(2,337,599)
              Net loss per share                $      (.06)    $      (.64)

   The ProForma results are not necessarily indicative of what would have occurred had the acquisition been on these dates, nor are they necessarily indicative of future operations.

   In January, 1997, the Company entered into an agreement to purchase substantially all of the assets of O.N.E., an Internet service provider, including equipment, contracts and intangibles for $150,000 in cash plus 116,932 shares of the Company's common stock. The purchase also requires the Company to enter into a service agreement with VR-1, Inc., the parent company of O.N.E., in which VR-1, Inc. would have a credit of up to $175,000 for the purchase of services from the Company. This acquisition was accounted for as a purchase.

                        ROCKY MOUNTAIN INTERNET, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1995 AND 1996

NOTE 12:  ADDITIONAL CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING ACTIVITIES                 1995        1996
                                                         --------   ----------
  Capital lease obligations incurred for equipment       $211,654   $1,672,244
  Capital contributions by reductions of notes payable     19,783            -
  Long-term debt converted to common stock                      -      490,000
  Acquisition of CompuNerd, Inc. through issuance of
    common stock                                                -       67,500
  Acquisition of the Information Exchange through
    issuance of common stock                                    -       60,385

ADDITIONAL CASH PAYMENTS INFORMATION

  Interest paid                                          $ 22,043   $  159,007


NOTE 13:  CONTINUED OPERATIONS

   During the year ended December 31, 1996, the Company incurred a net loss of $2,302,571 and used $1,511,505 of net cash from operating activities. The Company's management currently has plans it believes will increase revenues in order to become profitable and generate positive cash flows from operations. However, there are no assurances that the Company's plan's for revenue growth and improved operating cash flows will be successful. It could be necessary to raise additional capital or reduce operating costs to meet liquidity requirements. Reducing operating costs could inhibit the Company's planned rate of revenue growth.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 21, 1997, the Board of Directors of Rocky Mountain Internet, Inc. resolved to engage the accounting firm of Baird, Kurtz and Dobson as the Registrant's independent accountant for its fiscal year ending December 31, 1996. Effectively, the Registrant's former independent accountant, McGladrey & Pullen, LLP, simultaneously resigned as of January 20, 1997. The Denver office of McGladrey & Pullen was acquired by Baird, Kurtz and Dobson on June 17, 1996. Certain former audit engagement members are now with Baird, Kurtz and Dobson, and will continue to be involved with the Registrant's audit.

McGladrey & Pullen's report on the financial statements for the past two years contained a going concern statement, but otherwise was not qualified or modified as to audit scope or accounting principles.

During the two most recent fiscal years and interim period subsequent to December 31, 1995, there have been no disagreements with McGladrey & Pullen on matters of accounting principles or practices, financial statement disclosure, auditing scope or procedure, or any reportable events.

McGladrey & Pullen has furnished Registrant with a copy of its letter addressed to the SEC stating that it agrees with the above statements.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by Item 10 is incorporated by reference to the Company's Proxy Statement to be used in connection with its 1997 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after December 31, 1996.

ITEM 10. EXECUTIVE COMPENSATION.

The information required by Item 10 is incorporated by reference to the Company's Proxy Statement to be used in connection with its 1997 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after December 31, 1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 is incorporated by reference to the Company's Proxy Statement to be used in connection with its 1997 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after December 31, 1996.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated by reference to the Company's Proxy Statement to be used in connection with its 1997 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after December 31, 1996.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

a)  EXHIBITS

(a)  Exhibits required by Item 601 of Regulation S-B

 Exhibit
 Number        Description of Exhibits


   3.1         Certificate of Incorporation *
   3.2         Bylaws of Rocky Mountain Internet, Inc. *
   4.1 Form of Warrant Agreement dated September 5,1996 between Rocky Mountain Internet, Inc. and American Securities Transfer, Inc. *
   4.2         Form of Subordinated Convertible Promissory Note *
   4.3         Form of Lock-Up Agreement for Shareholders *
   4.4         Form of Lock-Up Agreement for Preferred Stockholders *
   4.5         Form of Lock-Up Agreement for Debenture Holders *
   4.6         Form of Stock Certificate *
   4.7         Form of Warrant Certificate *
  10.1 Agreement of Lease between Denver-Stellar Associates Limited Partnership, Landlord and Rocky Mountain Internet, Inc., Tenant
               **
  10.2         Asset Purchase Agreement - Acquisition of Compunerd, Inc. **
  10.3         Confirmation of $2.0 million lease line of credit **
  10.4         Agreement between MCI and Rocky Mountain Internet, Inc.
               governing the provision of professional information system development services for the design and development of the MCI internal Intranet project referred to as Electronic Advice. **
  10.5         Sublease Agreement- 2/26/97 - 1800 Glenarm, Denver, Colorado
  10.6         Acquisition of The Information Exchange
  10.7         Asset purchase of On-Line Network Enterprises
  10.8         1996 Incentive Compensation Plan - Annual Bonus Incentive
  10.9         1997 Incentive Compensation Plan - Annual Bonus Incentive
  16.1         Letter re change in certifying accountant  ***
  27.1         Financial Data Schedule

 * Incorporated by reference from the Company's registration statement on Form SB-2 filed with the Commission on August 30, 1996, registration number 333-05040C.
 ** Incorporated by reference from the Company's Form 10-QSB filing dated 11/14/96.
 ***  Incorporated by reference to the Company's Form 8-K filing dated
      1/28/97.

(b) Reports on 8-K. State whether any reports on Form 8-K were filed during the last quarter of the period covered by this report, listing the items reported, any financial statements filed and the dates of such reports.


     Item 4. Changes in Registrant's Certifying Accountant - filed January 21, 1997

     Item 5. Other Events. - Correction to Earnings per Share report - filed March 21, 1997.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Rocky Mountain Internet, Inc.
Registrant

March 31, 1997      By:  /s/ D. Kirk Roberts
                    --------------------------------
                    Chief Financial Officer



                    By: /s/ Roy J. Dimoff
                    --------------------------------
                    Chief Executive Officer and
                    Chairman -- Board of Directors



                    By: /s/ Christopher K. Phillips
                    --------------------------------
                    Board of Directors



                    By: /s/ Gerald Van Eeckhart
                    --------------------------------
                    Board of Directors
                                                                             22