Form 10KSB/A
period 1996-12-31
ROCKY MOUNTAIN INTERNET INC
filed 1997-04-18
CIK 1003282

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

(Mark One)
[ X ] 15, ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended  December 31, 1996

                                          OR

[   ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from  _____________ to ____________




                          COMMISSION FILE NUMBER:  001-12063


                            ROCKY MOUNTAIN INTERNET, INC.
                 ----------------------------------------------------
                 Exact name of Registrant as specified in its charter


Delaware                                                   84-1322326
--------                                                   ---------------
State or other jurisdiction of                             I.R.S. Employer
incorporation or organization                              Identification

1099 18th Street, Suite 3000 DENVER,COLORADO               80202
--------------------------------------------               ---------------
Address of principal executive offices                     Zip Code

Registrant's telephone number, including area code:        303-672-0700
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
Yes  X   No    .
    ---     ---


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

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1997 and to be used in connection with the Annual Meeting of Shareholders expected to be held in the latter part of June, 1997 are incorporated by reference in Part III of this Form 10-KSB. Only portions of the Proxy Statement which are specifically incorporated by reference are deemed filed as part of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                               -----   -----

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

a)  EXHIBITS


(a)  Exhibits required by Item 601 of Regulation S-B

  Exhibit
  Number   Description of Exhibits

         3.1 Certificate of Incorporation *
         3.2 Bylaws of Rocky Mountain Internet, Inc. *
         4.1 Form of Warrant Agreement dated September 5,1996 between Rocky Mountain Internet, Inc. and American Securities Transfer, Inc. *
         4.2 Form of Subordinated Convertible Promissory Note *
         4.3 Form of Lock-Up Agreement for Shareholders *
         4.4 Form of Lock-Up Agreement for Preferred Stockholders *
         4.5 Form of Lock-Up Agreement for Debenture Holders *
         4.6 Form of Stock Certificate *
         4.7 Form of Warrant Certificate *
        10.1 Agreement of Lease between Denver-Stellar Associates Limited Partnership, Landlord and Rocky Mountain Internet, Inc., Tenant **
        10.2 Asset Purchase Agreement - Acquisition of Compunerd, Inc. **
        10.3 Confirmation of $2.0 million lease line of credit **
        10.4 Agreement between MCI and Rocky Mountain Internet, Inc.
             governing the provision of professional information system development services for the design and development of the MCI internal Intranet project referred to as Electronic Advice. **
        10.5 Sublease Agreement- 2/26/97 - 1800 Glenarm, Denver, Colorado
        10.6 Acquisition of The Information Exchange
             Asset purchase of On-Line Network Enterprises
        10.8 1996 Incentive Compensation Plan - Annual Bonus Incentive
        10.9 1997 Incentive Compensation Plan - Annual Bonus Incentive
        16.1 Letter re: change in certifying accountant  ***

        23.1 Consent of McGladrey & Pullen, LLP
        23.2 Consent of Baird Kurtz & Dobson
        27.1 Financial Data Schedule


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


    Item 5. Other Events - Correction to Earnings per Share report - filed March 21, 1997.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rocky Mountain Internet, Inc.
Registrant

April 18, 1997          By:   /s/ D. Kirk Roberts
                        -------------------------
                        Chief Financial Officer