Form 10KSB/A
period 1996-12-31
ROCKY MOUNTAIN INTERNET INC
filed 1997-04-30
CIK 1003282

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-KSB/A
                                 AMENDMENT 2

(Mark One)
[ X ] 15, ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  December 31, 1996

                                      OR

[  ]   15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to
                               --------------    --------------

                      COMMISSION FILE NUMBER:  001-12063

                         ROCKY MOUNTAIN INTERNET, INC.
              ----------------------------------------------------
              Exact name of Registrant as specified in its charter

Delaware                                                         84-1322326
--------                                                         ---------------
State or other jurisdiction of                                   I.R.S. Employer
incorporation or organization                                    Identification



1099 18th Street, Suite 3000 DENVER COLORADO                     80202
--------------------------------------------                     ---------------
Address of principal executive offices                           Zip Code


Registrant's telephone number, including area code:  303-672-0700
                                                     ------------

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

State issuer's revenue for its most recent fiscal year:  $3,281,579

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 1997, based upon the closing price of the Common Stock on the NASDAQ SmallCap Market for such date, was approximately $5,445,000.

The number of outstanding shares of the registrant's Common Stock as of March 15, 1997, was approximately 4,648,565 shares.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                ---     ---

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

             Name                 Age             Position with the Company
             ----                 ---             -------------------------
     Gerald Van Eeckhout          56     Chairman of the Board
     Roy J. Dimoff                38     Director, President and Chief Executive Officer
     Christopher K. Phillips      31     Director
     Kevin R. Loud                44     Vice President - Business Development
     D. Kirk Roberts              45     Chief Financial Officer
     Nancy P. Phillips            37     Vice President -- Operations


GERALD VAN EECKHOUT is the current Chairman of the Board and has been a director of the Company since May 1996. Mr. Eeckhout has been the Chief Executive Officer and Chairman of the Board of ACT Teleconferencing, Inc. since he formed that company in 1989. From 1982 to 1989, Mr. Eeckhout was President, Chief Executive Officer and a director of ConferTech. He received a Bachelor of Science degree from the University of North Dakota in 1962 and completed the Stanford Executive Program in 1976. Mr. Van Eeckhout has been a national director of the American Electronic Association and president of the University of North Dakota Foundation.

ROY J. DIMOFF has served as President and Chief Executive Officer of the Company since July 1995 and has been a director of the Company since July 1995. Prior to joining the Company, Mr. Dimoff was the founder and owner of R J Alexander & Associates, Inc., a management consulting firm, from 1994 to 1995. From 1993 to 1994, Mr. Dimoff was Executive Vice President of ITC Worldwide Telecommunications Company, LP, a provider of broadcast fax,
fax-on-demand, audio conferencing and multi-point video services.   From 1988
to 1993, Mr. Dimoff was Vice President and General Manager of the Services Division of ConferTech International, Inc. ("ConferTech"), and President of its Canadian subsidiary. ConferTech is a provider of digital audio and video conference bridging equipment and services. Mr. Dimoff was President and founder of Teleconferencing Systems Canada, Inc. from 1985 to 1988, which he later sold to ConferTech. He has an Honors Bachelor of Business Administration degree from Wilfrid Laurier University, Waterloo, Ontario, Canada.

CHRISTOPHER K. PHILLIPS has been a director of the Company since 1994. From 1996 to April 1997, Mr. Phillips served as Chief Technical Officer. From 1993 to 1995 he was Network Operations Manager for the Company. From 1991 to 1993, Mr. Phillips was a Terminal Area Security Officer in the United States Army. He secured computer terminals linked to classified data and performed technical installation duties. From 1990 to 1991 Mr. Phillips worked as an Advanced Consumer Electronics Consultant for Circuit City. Prior to 1990, Mr. Phillips worked as a Faculty Computing Project Programmer for Brigham Young University. He has a Bachelor of Arts degree from Brigham Young University.

MR. LOUD is Vice President - Business Development. Before joining Rocky Mountain Internet in July 1995, he served as Vice President of Marketing for SP Telecom, a national long distance company from 1994 to 1995. In 1992, he formed Loud and Associates, where he consulted with regional and national communication organizations on market development and operation efficiencies until 1994. While operating Loud & Associates, Mr. Loud undertook a year-long project for Automated Communications, Inc., during which he was treated as a statutory employee. From 1984 until 1992, he was employed by Houston Network, Inc. and held positions ranging from Director of Finance, Vice President of Operations and Carrier Sales, Vice President Sales, and President. The primary business of that organization was switched long distance communication services. Mr. Loud holds a Masters of Business Administration from William and Mary, and a Bachelors of Arts in Economics from UCLA.

MR. ROBERTS has served as Chief Financial Officer and Controller of the Company since January 1995. He was an accountant employed by Potter, Littlewood, & Petty, PC, an accounting firm in Houston, Texas from 1991 to 1994. From 1989 to 1990, he worked for a national computer retailer as National Product Manager --Accounting Solutions. He has a Bachelor of Business Administration degree from the University of Houston and is a certified public accountant.

MS. PHILLIPS has been Vice President - Operations since May 1996. Prior to joining Rocky Mountain Internet, Inc., Ms. Phillips was the founder and owner of Phillips Taylor Enterprises, L.L.C., a management consulting firm. From 1993 to 1994, Ms. Phillips was Senior Vice President of ITC Worldwide Telecommunications Company, LP, a provider of broadcast fax, fax on demand, audio conferencing and multi-point video services. From 1988 to 1993, Ms. Phillips held positions as Director of Corporate Marketing and Vice President Operations of ConferTech International, Inc. ConferTech is a provider of digital audio and video conference bridging equipment and services. From 1986 to 1988, Ms. Phillips was Director of Marketing and Sales for Teleconferencing Systems Canada, Inc. Ms. Phillips has an Honors Bachelor of Economics degree from Queens University, Kingston, Ontario, Canada.



COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the outstanding Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based on a review of the copies of such reports furnished to the Company or representations that no other reports were required, the Company believes that, during 1996 calendar year, all filing requirements applicable to its officers, directors and greater-than-10% beneficial owners were complied with, except that Statements of Changes in Beneficial Ownership (Form 4) were filed late for Roy J. Dimoff, Nancy Phillips, Kevin Loud, and D. Kirk Roberts.

ITEM 10. EXECUTIVE COMPENSATION.

Following is information concerning compensation paid to the Company's Chief Executive Officer and the other executive who was serving as an executive officer during the 1996 Fiscal Year and whose annual compensation (salary and bonus) was at least $100,000 (the "Named Executive Officers"). The Company's fiscal year ends December 31.

                                           Summary Compensation Table
                                           --------------------------

-----------------------------------------------------------------------------------------------------------------
       (a)              (b)        (c)          (d)        (e)         (f)          (g)         (h)        (i)
Name and principal      Year     Salary        Bonus      Other     Restricted   Securities     LTIP    All Other
    position                       ($)          ($)/     Annual       Stock      Underlying   Payouts   Compensa-
                                              options   Compensa-   Awards ($)    Options/               tion ($)
                                                        tion ($)                  SARs (#)

       (1)                                      (2)
-----------------------------------------------------------------------------------------------------------------
Roy J. Dimoff, CEO      1996     $101,407     $20,250
and President
-----------------------------------------------------------------------------------------------------------------
                        1995     $ 23,322
-----------------------------------------------------------------------------------------------------------------
Kevin Loud, Vice        1996     $ 83,967     $16,200
President
-----------------------------------------------------------------------------------------------------------------
                        1995     $ 17,822
-----------------------------------------------------------------------------------------------------------------

     (1) Mr. Dimoff and Mr. Loud joined the company in July, 1995, therefore there is no compensation to report for 1994.

     (2) This bonus was earned in 1996 and paid in 1997. The bonus is based on achieving 81% of the revenue plan. Mr. Dimoff elected to receive $3,000 of the bonus in the form of 3,000 stock options exercisable in September, 1997. Mr. Loud elected to receive $8,100 of the bonus in the form of 8,100 stock options exercisable in September, 1997. All employees who received 1996 bonuses had the same choice of receiving their bonus as cash or stock options.

The Company currently has employment agreements with Messrs. Dimoff and Loud. The employment agreements provide for salaries of $102,000 and $84,000 per year for Messrs. Dimoff and Loud, respectively, and are terminable for cause. The Company may also terminate the agreements without cause subject to the obligation to pay the terminated employee a severence equal to five to eight months' salary based on length of service. The agreements terminate in December 1999. The employment agreements do not significantly restrict the employees' ability to compete with the Company following any termination.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of April 15, 1997 by each of the directors and each of the Named Executive Officers and all directors and executive officers as a group and each person who is known to Rocky Mountain Internet to own beneficially more than five percent of the Common Stock.

     ------------------------------------------------------------------------------------------------------
          (1)                          (2)                                   (3)                  (4)
     Title of Class        Name and address of Beneficial Owner         Amount and Nature of     Percent of
                                                                          Beneficial Owner         Class
     ------------------------------------------------------------------------------------------------------
     Common Shares         Roy J. Dimoff                                        510,739               11%
                           President and Chief Executive Officer
                           1099 18th Street, Ste 3000
                           Denver, CO 80202
     ------------------------------------------------------------------------------------------------------
     Common Shares         Kevin R. Loud                                        483,500               10%
                           Vice President - Business Development
                           1099 18th Street, Ste 3000
                           Denver, CO 80202
     ------------------------------------------------------------------------------------------------------
     Common Shares         Christopher K. Phillips                              423,000                9%
                           Director
                           1099 18th Street, Ste 3000
                           Denver, CO 80202
     ------------------------------------------------------------------------------------------------------
     Common Shares         All Officers and Directors (six persons)           1,496,818               32%
     ------------------------------------------------------------------------------------------------------
     Common Stock          Jim D. Welch                                         460,820               10%
     Shares                1326 Sorrento
                           Colorado Springs, CO 80906
     ------------------------------------------------------------------------------------------------------
     Series A Preferred    Gerald Van Eeckhout                                   35,000               14%
                           Chairman - Board of Directors
                           ACT Teleconferencing, Inc. (1)
                           1658 Cole Blvd., Suite 162
                           Golden, CO 80401
     ------------------------------------------------------------------------------------------------------
     Series A Preferred    All Officers and Directors (six persons)              35,000               14%
     ------------------------------------------------------------------------------------------------------

     (1) ACT Teleconferencing, Inc. holds 25,000 shares of Series A Preferred Stock. Mr. Van Eeckhout, a director of the Company, is also an officer, director and shareholder of ACT Teleconferencing, Inc., and may be deemed the beneficial owner of the 25,000 shares of Series A Preferred Stock held by it. Mr. Van Eeckhout disclaims beneficial ownership of the shares. Mr. Van Eeckhout also holds 10,000 shares of Series A Preferred Stock in his name.

   Changes in Control.

   There are no arrangements or agreements which may result in a change in control of Rocky Mountain Internet, Inc.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Related Party Transactions

   In December, 1996, the Company acquired the assets of The Information Exchange, LLC., a Denver based voice messaging service company, a related party through common ownership. Roy J. Dimoff, President and CEO of Rocky Mountain Internet, Inc. (RMI), held a 51% ownership share of The Information Exchange and Nancy Phillips, Vice President of Operations of RMI held a 31% share of The Information Exchange. RMI issued 52,723 shares of common stock in exchange for 100% ownership of The Information Exchange.

   In late 1995 and early 1996, the Company effected an offering of convertible Debentures in the aggregate principal amount of $490,000.
   The Debentures bear interest at the rate of 12% per annum, payable quarterly, and are convertible into Common Stock at the option of the holder at a conversion price of $0.40 per share. All of the Debentures were converted to Common Stock in October, 1996. Certain of the Debentures were purchased by persons who are relatives of the Company's major shareholders on terms the same as those offered to unrelated purchasers. Relatives of Mr. Dimoff purchased $132,000 (subsequently converted to 330,000 common shares) and relatives of Mr. Loud purchased $68,000 (subsequently converted to 170,000 common shares), respectively, in aggregate principal amounts of the Debentures.

   In February 1997, the Company entered into a negotiated agreement with Jim D. Welch, an officer and a shareholder of the Company, wherein the Company agreed to purchase 90,000 shares of the Company's common stock from him for $120,000. The stock will be purchased over an eighteen month period. As part of the agreement, Mr. Welch separated from employment with the Company.

   Transactions with Promoters

   Neidiger, Tucker, Bruner, Inc. (NTB) was the principal underwriter of the initial public offering (IPO). The Company sold to NTB at the closing of the IPO, for $100, warrants to purchase 136,500 Units (comprised of one share of common stock and one warrant). Such Units are the same as the Units offered in the IPO except that they (a) have an exercise price of $4.20 per Unit (120% of the Unit offering price) and $6.5625 per underlying Warrant (150% of the public Warrant exercise price); and (b) will be exercisable for a 48-month period commencing one year from September 5, 1996 (the date of the Prospectus). The NTB Warrants may be exercised in a cashless transaction whereby the NTB Warrants, at the holder's option, may be exchanged, in whole or in part, for the underlying Common Stock and Warrants.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rocky Mountain Internet, Inc.
Registrant

April 30,1997      By:  /s/ D. Kirk Roberts
                   -------------------------
                   Chief Financial Officer