Form 10QSB
period 1997-03-31
ROCKY MOUNTAIN INTERNET INC
filed 1997-05-20
CIK 1003282

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________  to  ___________.

COMMISSION FILE NUMBER:  001-12063
                         ---------

                        ROCKY MOUNTAIN INTERNET, INC.
             ----------------------------------------------------
             Exact name of Registrant as specified in its charter

Delaware                                               84-1322326
--------                                               ---------------
State or other jurisdiction of                         I.R.S. Employer
incorporation or organization                          Identification

1099 18th Street, Suite 3000  DENVER COLORADO          80202
---------------------------------------------          ---------------
Address of principal executive offices                 Zip Code

Registrant's telephone number, including area code:    303-672-0700
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

                               YES  X   NO ___

As of April 30, 1997, Rocky Mountain Internet, Inc. had 4,648,565 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        ROCKY MOUNTAIN INTERNET, INC.
                        CONSOLIDATED  BALANCE SHEETS
                                   ASSETS

                                           December 31,       March 31,
                                               1996             1997
                                              (Note)         (Unaudited)
                                           ------------      -----------
Current Assets
 Cash and Cash equivalents                 $  348,978        $  526,290
 Investments                                1,356,629           576,918
 Trade receivables, less allowance for
 doubtful accounts 12/31/1996 $115,700;
 3/31/97  $60,173                             518,827           621,567
 Inventories                                   91,047           116,908
 Other                                        143,753            42,749
                                           ----------        ----------
                                           $2,459,234        $1,884,432
                                           ----------        ----------
Property and equipment
 Equipment                                  2,513,944         2,684,992
 Computer software                            202,501           222,039
 Leasehold Improvements                       127,877           172,921
 Furniture, fixtures, and office equipment    413,678           430,623
                                           ----------        ----------
                                           $3,258,000        $3,510,575

 Less accumulated depreciation and
 amortization                                 403,023           599,740
                                           ----------        ----------
                                           $2,854,977        $2,910,835
                                           ----------        ----------
Other Assets
 Customer Lists                               145,444           583,686
 Deposits                                      80,512            95,001
                                           ----------        ----------
                                           $  225,956        $  678,687
                                           ----------        ----------
                                           $5,540,167        $5,473,954
                                           ----------        ----------
                                           ----------        ----------

Note: The consolidated Balance Sheet information as of December 31, 1996 has been derived from the Company's audited financial statements appearing in Form 10-QSB previously filed with the U.S. Securities and Exchange Commission.

                See Notes to Consolidated Financial Statements

                        ROCKY MOUNTAIN INTERNET, INC.
                         CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                        December 31,      March 31,
                                           1996             1997
                                          (Note)         (Unaudited)
                                        -----------     -------------
Current liabilities
 Note payable                           $     4,250     $   499,250
 Current maturities of long-term debt
  and obligations under capital leases      451,823         653,458
 Accounts payable                           425,160         858,355
 Deferred revenue                           218,121         257,059
 Accrued payroll and related taxes          528,160         168,904
 Other accrued expense                      460,836         251,017
                                        -----------     -----------
 Total current liabilities              $ 2,088,350     $ 2,688,043

Long-term debt and obligations under
 capital leases, less current
 maturities                             $ 1,134,380     $ 1,077,329
                                        -----------     -----------
Stockholders equity
 Preferred stock, $.001 par value;
  authorized
  1,000,000 shares; issued and
  outstanding 1995, no share and
  1996, 250,000                         $       250     $       250
 Common stock, $.001 par value;
  authorized 10,000,000 shares;
  issued and outstanding 1996 4,540,723
  shares; 1997 4,648,565 shares.              4,541           4,658
 Additional paid-in capital               4,839,968       5,133,990
 Treasury Stock                                             (12,000)
 Accumulated deficit                     (2,527,322)     (3,418,316)
                                        -----------     -----------
           Total Stockholder's Equity   $ 2,317,437     $ 1,708,582
                                        -----------     -----------
                                        $ 5,540,167     $ 5,473,954
                                        -----------     -----------
                                        -----------     -----------

                See Notes to Consolidated Financial Statements

                         ROCKY MOUNTAIN INTERNET, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                           Three Months Ended
                                               March 31
                                          ----------------------
                                           1996          1997
                                         ---------    ----------
Revenue
 Internet access and services            $ 508,455    $1,314,039
 Equipment sales                            60,382        83,244
                                         ---------    ----------
                                         $ 568,837    $1,397,283
                                         ---------    ----------
Cost of revenue earned
 Internet access and services               88,835       437,111
 Equipment sales                            51,198        63,865
                                         ---------    ----------
                                         $ 140,033    $  500,976
                                         ---------    ----------
 Gross Profit                              428,804       896,307

Selling, general and administrative
 expenses                                  675,730     1,708,306
                                         ---------    ----------
   Operating (loss) income               $(246,926)   $ (811,999)

Other income (expense)
 Interest expense                          (23,495)      (80,122)
 Interest income                                          12,849
 Finance charges                                          (4,880)
 Other income (expense)                      7,147        (5,485)
                                         ---------    ----------
                                         $ (16,348)   $  (77,638)
                                         ---------    ----------
 Net (loss) income before income taxes   $(263,274)   $ (889,637)

Income tax expense
 Net (loss) income                       $(263,274)   $ (889,637)
                                         ---------    ----------
                                         ---------    ----------
Primary and fully diluted loss per share
  Net earnings (loss) per share          $    (.08)   $    (0.18)
                                         ---------    ----------
                                         ---------    ----------

                See Notes to Consolidated Financial Statements

                              ROCKY MOUNTAIN INTERNET, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                                          Three Months Ended
                                                              March 31
                                                     ---------------------------
                                                         1996           1997
                                                     ------------   ------------
Cash Flows from Operating Activities
  Net (loss) income                                  $  (263,274)   $  (889,962)
  Items not requiring (providing) cash:
    Depreciation and amortization                         53,507        175,011
    Changes in assets and liabilities:
      Trade receivables                                 (101,983)      (102,740)
      Inventories                                        (17,251)       (25,861)
      Other current assets                                   811        101,004
      Accounts payable                                   106,863        433,195
      Deferred revenue                                    29,671         38,938
      Accrued payroll and related taxes                   56,203       (334,979)
      Other accrued expenses                              82,193       (209,820)
                                                     ------------   ------------
        Net cash provided by (used in)
         operating activities                        $   (53,260)   $  (815,214)
                                                     ------------   ------------

Cash Flows from Investing Activities
  Proceeds from investments                                             779,711
  Acquisition of ONE,Inc.                                              (125,300)
  Purchase of property and equipment                     (64,851)      (166,461)
  (Additions) deletions to deposits                       47,905        (14,490)
                                                     ------------   ------------
        Net cash provided by (used in)
         investing activities                         $  (16,946)   $   473,460
                                                     ------------   ------------

Cash Flows from Financing Activities
  Proceeds from notes payable                                  0        495,000
  Proceeds from long-term debt                           117,815        248,300
  Payment of deferred offering cost                      (66,518)
  Payment of Preferred Stock Dividend                                   (12,500)
  RMI stock purchase                                                    (12,000)
  Payments on notes payable                              (12,729)
  Payments on long-term debt and obligations
   under capital leases                                  (76,845)      (199,735)
                                                     ------------   ------------
    Net cash provided by (used in) financing
     activities                                       $  (38,277)   $   519,065
                                                     ------------   ------------
    Increase (decrease) in cash and cash
     equivalents                                      $ (108,483)   $   177,311

Cash and cash equivalents
  Beginning                                              274,661        348,978
                                                     ------------   ------------
  Ending                                              $  166,178    $   526,289
                                                     ------------   ------------
                                                     ------------   ------------

                See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - REPRESENTATION OF MANAGEMENT
The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement on the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.


NOTE 2. - INVESTMENT
The Company has invested as follows;

    Description               Maturity Date     Investment

    US Treasury Note          Oct. 31, 1997     $ 276,918
    Repurchase Number 96-1    Sept. 10, 1997    $ 300,000

NOTE 3. - LINE OF CREDIT
The Company has established a line of credit for $500,000 effective September 18, 1996 with a maturity of September 10, 1997. The line of credit is secured by pledge of a $300,000 Master Repurchase Agreement of a US Treasury Note held with the lender and by accounts receivable. $495,000 of the $500,000 line of credit is currently drawn down. Additionally, as part of the acquisition of the Information Exchange, the Company has an additional $4,250 drawn against another line of credit.

NOTE 4. - ACQUISITION OF ONLINE NETWORK ENTERPRISES, INC.
In January, 1997, the Company acquired the dedicated high speed and dial-up subscribers from Online Network Enterprises, Inc. (ONE), headquartered in Boulder, Colorado, a division of VR*1, Inc. The ONE acquisition netted RMI approximately 47 dedicated and 732 dial-up subscribers and equipment valued at approximately $24,000. The Company paid $150,000 cash and issued 116,932 shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain information contained in this Form 10-QSB, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", contain forward-looking statements. The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will continue to design, market and provide successful new services, that competitIve conditions will not change materially, that demand for the Company's services will continue to grow, that the Company will retain and add qualified personnel, that the Company's forecasts will accurately anticipate revenue growth and the costs of producing that growth, and that there will be no material adverse change in the Company's business. In light of the significant uncertainties inherent in the forward-looking information included in this Form 10-QSB, actual results could differ materially from the forward-looking information contained in this Form 10-QSB.

The Company is implementing an operating plan calling for growth through expansion of existing business categories, acquisitions of Internet providers that complement existing business, expansion of capabilities through implementation of a frame relay switch backbone, expanding World Wide Web page hosting and creation, and additional opportunities that fit within the Internet business.

Effective January 16, 1997, the Company acquired dial-up and dedicated access subscribers from Online Network Enterprises, Inc. (ONE), a Boulder, Colorado, based provider of Internet access and Web services for consideration consisting of $150,000 of cash and 116,932 shares of the Company's common stock.

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

The Company received notice from a Joint Venture partner (see Dial Up Service below) of an intent to terminate the Joint Venture agreement effective July 9, 1997 (90 days notice as required by the contract). This partner has four POP's (points of presence) in Pueblo, Hayden, Leadville, and Alamosa, Colorado. These locations represent approximately 65% or $90,000 of Joint Venture revenues for the first quarter 1997. It is the intent of this partner to compete against the Company in these markets. Effective July 9, 1997 the Company intends to have POP's installed at these locations and will continue to service the customers. The cost for equipment for these four locations is estimated at $75,000 to $100,000. A substantial amount of this is expected to be funded by arrangements with the equipment vendors. At this date, the Company will assume the cost of all circuits and will be entitled to all revenue. The joint venture agreement includes a noncompete clause with regards to the joint venture partner. The Company's legal counsel is currently reviewing the application of this clause in regards to this termination.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AND 1997

The Company's revenues grew 146% from $568,837 to $1,396,958 for the three months ended March 31, 1997 as compared to the comparable period in 1996. Listed below is a breakdown of the revenue billing categories.

                                           Three Months Ended
                                                March 31
                                   ----------   -----------  --------
                                      1996         1997      % Change
 REVENUE                           ----------   -----------  --------
 Dial-Up Service                   $  319,576   $   595,686      86%
 Dedicated Access Service             122,633       347,592     183%
 Web Services                          56,041       216,472     286%
 Equipment                             60,382        83,244      38%
 Other                                 10,205       153,963    1409%
                                   ----------   -----------  --------
 Total                             $  568,837   $ 1,396,957     146%
                                   ----------   -----------  --------
                                   ----------   -----------  --------

DIAL-UP SERVICE

The Company's strategy is to provide an high quality service with few busy signals. In order to assure this service level the Company does not provide any unlimited access service price plans during the business day, these plans have a tendency to congest the network. The Company does provide a range of service offerings based on a set number of hours for a set rate with additional hours billed as overage. The table below shows the composite weighted average billing rate for full service Internet access by quarter for 1995, 1996, and 1997.

                           For the Three Months Ended

    Mar      Jun      Sep      Dec      Mar      Jun      Sep     Dec     Mar
    1995     1995     1995     1995     1996     1996     1996    1996    1997

   $20.52   $20.42   $20.88   $21.02   $20.97   $20.33   $20.41   20.50  $20.10

The Dial up business continues to experience strong growth based on reputation, trade show attendance, and marketing by joint venture partners in outlying areas of Colorado. Dial-up Service has been split approximately evenly between commercial and residential customers throughout 1995, 1996, and 1997. The reduction in the average billing rate in March 1997 is the result of an aggressive program on the part of the Company to encourage customers to use credit cards to pay their charges. The Company provides a discount for certain usage plans if paid by credit card.

RMI has established business alliances with five unrelated parties for the purpose of providing Internet Services in secondary markets in the State of Colorado. These joint venture agreements provide for the local party to provide equipment and marketing services while the Company provides Internet Access and administrative services. Dial-up revenues based on these joint ventures generated $ 62,600 in revenues for the three month period ending March 1996 and $ 136,340 for the same period in 1997 for an increase of 118%. The joint venture points of presence (POP) began in the second quarter of 1995 and grew to six locations by the end of 1995 and eight locations by the end of 1996. Refer to Item 2, paragraph 4 on page 7 for details on termination notice received by the Company from a joint venture partner.

DEDICATED ACCESS SERVICE

Dedicated access services are primarily provided to commercial customers and include a wide range of connectivity options tailored to the requirements of the customer. These services include private port (dedicated modem), Integrated Services Digital Network (ISDN) connections, 56 Kbps frame relay connections, T-1 (1.54 Mbps) frame relay connections, point to point connections, and T-3 (45 Mbps) or fractional T-3 connections. The Company also offers a colocation service in which the customer's equipment is located in the RMI data center, thereby providing access to the Internet directly through the Company's connection.

Dedicated business has grown based principally on ISDN and High Speed circuit growth. ISDN sales have grown from $3,000 to $107,900 from first quarter 1996 to first quarter 1997, while high speed circuits have increased from $81,400 to $173,400 for the same periods.

The table below shows the quarterly customer count by each of the component services offered for dedicated access as of the dates indicated:

Service     Mar 31  Jun 30  Sep 30  Dec 31  Mar 31  Jun 30   Sep 30  Dec 31   Mar 31
             1995    1995    1995    1995    1996    1996     1996    1996     1997
Private Port  29      30      36      35      42      47       46      54       50
56 Kbps       18      27      27      34      47      69       71      72       78
ISDN           0       0       0       2       3      13       46      80      168
T-1            7      10      10      11      16      25       29      30       65
Colocation     0       1       4       4       6       4        5       6       11

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

 Mar 31   Jun 30   Sep 30  Dec 31   Mar 31   Jun 30    Sep 30    Dec 31   Mar 31
  1995     1995     1995    1995     1996     1996      1996      1996     1997
    1       21       45       90      157      217       242       341      418

Web page hosting accounted for $26,580 of revenue in the first quarter of 1996 and $90,820 in the first quarter of 1997 revenue for an increase of 242%. The increase resulted from increases in the direct sales force, increased server capacities and speed, and the increasing popularity of the Web as a business tool.

Web page production increased from $24,520 for the first quarter 1996 to $114,100 for the first quarter 1997 for an increase of 365%. The Company increased the size of the Web production department as well as provided customers more complex applications. The growth in Web hosting business helped to drive this part of the business plus the activities of the Company's direct sales force. The Company did not have a direct sales force until December, 1995.

Other Revenue

The large increase in Other Revenue was from a consulting contract with one customer that resulted in approximately $100,000 in revenue for the first quarter of 1997. This contract has concluded and the Company does not anticipate additional contracts from this customer.

Gross Profit

Gross margin consists of total revenue less the cost of delivering services and equipment. The gross margin was 75.4% for the three months ended March 31, 1996 and 64.1% for the same period in 1997. In late December, 1996, the Company implemented a frame relay network using Cascade switches. The switches are connected with a T-3 fiber optic network to provide a high speed and highly reliable connection. The implementation of this network has provided very high capacities for connections and has resulted in a short term erosion of gross margin while the capacity is sold. Future circuits sold on this network should have high yields because the capacity is in place.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased by 160% from the three months ended September 30, 1996 over the same period of 1997. This increase resulted from the overall expansion of the business and is in keeping with the strategy of building an organization capable of handling rapid growth and expansion. Compensation and related personnel costs increased from $390,100 to $957,900 or 146% from the three month period in 1996 over 1997. Personnel were added in all areas to expand the Company's sales efforts, technical support, and administrative capabilities. The Company believes that future revenue growth will not require a proportional increase in personnel expense as the company is positioned to experience economies of scale. Advertising, trade shows, and marketing expenses growth was flat when comparing the three months ended March 1996 as compared to the same period for 1997. Outside services expense increased by $144,100 or 625% for the first quarter 1997 over first quarter 1996. The largest components of the increase are public relations expense ($21,100), accounting expense in regards to the annual audit and preparation of the Form 10-K ($38,000), legal expenses ($30,500), and clerical accounting staff hired on a temporary to permanent basis ($50,882). Depreciation and amortization in regards to equipment, software, furnishings, and capital leases increased by $144,000 or 385% due to establishing a state of the art data center, implementing the frame relay network with Cascade switches, expansion of equipment for dial up connections, plus equipment for administrative use. Communication expense in the form of 800 number lines, long distance, and general administration increased to $74,200 or 91% for the three months ended March 1996 to the same period in 1997. This increase is reflective of the companies growth plus the increase of toll free 800 technical support service offered for dial in customers.

Liquidity and Capital Resources

The initial public offering completed on September 5, 1996. Operating cash flow and earnings for the remainder of 1996 and the first half of 1997 are projected to be negative. The Company continues to build infrastructure and human resources to position itself to be a prominent Internet provider in the regional market. The Company will utilize lease financing, as available, for capital acquisitions, business acquisitions will be funded based on utilizing projected cash flows from the acquisition, as well as the public offering proceeds. The Company believes its capital resources are sufficient to meets its anticipated needs at least through the second quarter 1997. The Company's ability to continue operations beyond that date depends on its ability to generate cash flow from operations, which it has not done to date. If the Company is not successful in generating cash flow from operations, it will be required to seek additional funds through equity or debt financing. There is no assurance that additional capital resources will be available to the Company if and when required, or on the terms acceptable to the Company if available. The absence of such financing would have a material adverse effect on the Company's business, including a possible reduction of operations.

The Company has incurred losses since inception and has experienced negative operating cash flow in the first quarter of 1997. The Company's operations used net cash of approximately $815,200 for this period. The cash used by operating activities is primarily attributable to the Company's continued expansion of its facilities and employee base in anticipation of continued growth in revenues.

The Company acquired $252,575 of property and equipment during the first quarter of 1997 primarily to complete the Operations Data Center.
Additionally, the Company acquired ONE, Inc. for a combination of stock and cash. The cash portion was $150,000, of which $24,000 was allocated to equipment acquisition.

The Company has a bank line of credit in the amount of $500,000 of which $495,000 is drawn at March 31, 1997. The line of credit is secured by a pledge of a $300,000 treasury bill repurchase agreement and by the Company's accounts receivable. The Company's office lease is also secured by a pledge of a treasury bill of $250,000.

As of March 31, 1997, the Company had negative working capital of $803,612. This included $526,290 of cash and cash equivalents and $576,918 of investments in financial instruments convertible to cash. Trade receivables as of that date were $621,567. Current liabilities as of that date were approximately $2,688,043, including $858,355 of accounts payable, $653,458 of current maturities of long-term debt and capital lease obligations, $165,904 of accrued payroll and related taxes, and $251,017 of accrued expenses attributable primarily to a payable on office furniture, deferred office rent, preferred stock dividend payable, accrual for unbilled circuit costs, and amounts due joint venture partners pending cash collections. Also included in current liabilities as of that date is $257,059 of deferred revenue, which represents differences in the timing of payments by customers and recognition of the related revenue.

RMI is an Internet Service Provider (ISP) with an high growth rate (as discussed elsewhere in this document). The Company's growth is dependent on building a strong infrastructure and hiring high quality sales, technical, and administrative personnel. In order to build the infrastructure and acquire the human resources needed to maintain an high growth rate, the Company has operated with a negative cash flow from operations during 1996 and projects to continue to do so for the first half of 1997. The company's cash requirements are relatively fixed for the near term and the Company expects to generate positive operating cash flows by late 1997 if revenues continue to increase according to expectations without any significant cost increases. In the near term, the Company expects to finance negative operating cash flows from incentive programs to customers designed to increase the rate of realization of accounts receivable, and, if necessary, from reductions in operating expenses. The Company may conduct an equity financing which, if completed, the proceeds would be available to fund operations. In the longer term, should revenues not continue to increase according to expectations, the Company may have to seek additional financing to fund operating losses or implement additional reductions in operating expenses. Reductions in operating expenses, if effected, could adversely affect revenues and therefore not result in the expected increase in cash flow. The Company is currently pursuing additional securities financing in order to raise a minimum of $500,000 and has entered into discussions to increase the line of credit by $200,000.


                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 6.  Exhibits and Reports on Form 8-K
    (a)  Exhibits required by Item 601 of Regulation S-B

  Exhibit
  Number      Description of Exhibits

    3.1       Certificate of Incorporation *
    3.2       Bylaws of Rocky Mountain Internet, Inc. *
    4.1       Form of Warrant Agreement dated September 5, 1996 between
              Rocky Mountain Internet, Inc. and American Securities
              Transfer, Inc.  *
    4.2       Form of Subordinated Convertible Promissory Note *
    4.3       Form of Lock-Up Agreement for Shareholders *
    4.4       Form of Lock-Up Agreement for Preferred Stockholders *
    4.5       Form of Lock-Up Agreement for Debenture Holders *
    4.6       Form of Stock Certificate *
    4.7       Form of Warrant Certificate *
   10.1 Agreement of Lease between Denver-Stellar Associates Limited Partnership, Landlord and Rocky Mountain Internet, Inc., Tenant **
   10.2       Asset Purchase Agreement - Acquisition of Compunerd, Inc. **
   10.3       Confirmation of $2.0 million lease line of credit **
   10.4 Agreement between MCI and Rocky Mountain Internet, Inc. governing the provision of professional information system development services for the design and development of the MCI internal Intranet project referred to as Electronic Advice. **
   10.5       Sublease Agreement- 2/26/97 - 1800 Glenarm, Denver, Colorado
   10.6       Acquisition of The Information Exchange ****
   10.7       Asset purchase of On-Line Network Enterprises  ****
   10.8       1996 Incentive Compensation Plan - Annual Bonus Incentive  ****
   10.9       1997 Incentive Compensation Plan - Annual Bonus Incentive  ****
   16.1       Letter re change in certifying accountant  ***
   23.1       Consent of McGladrey & Pullen, LLP  ****
   23.2       Consent of Baird Kurtz & Dobson  ****
   27.1       Financial Data Schedule


* Incorporated by reference from the Company's registration statement on Form SB-2 filed with the Commission on August 30, 1996, registration number 333-05040C.
** Incorporated by reference from the Company's Form 10-QSB filing dated 11/14/96.
*** Incorporated by reference to the Company's Form 8-K filing dated 1/28/97. **** Incorporated by reference to the Company's Form 10-KSB dated March 31, 1997


(b) Reports on 8-K. State whether any reports on Form 8-K were filed during the last quarter of the period covered by this report, listing the items reported, any financial statements filed and the dates of such reports.

     ITEM 4. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT - FILED JANUARY 21, 1997.

     ITEM 5. OTHER EVENTS - CORRECTION TO EARNINGS PER SHARE REPORT - FILED MARCH 21, 1997.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: May 20, 1997                     By: /s/ D. KIRK ROBERTS
                                           -------------------------------------
                                           D. Kirk Roberts
                                           Chief Financial Officer


                                           /s/ ROY J. DIMOFF
                                           -------------------------------------
                                           Roy J. Dimoff
                                           President and Chief Executive Officer