Form 10QSB
period 1997-06-30
ROCKY MOUNTAIN INTERNET INC
filed 1997-08-14
CIK 1003282

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                     FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

         OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________  to  ___________.

COMMISSION FILE NUMBER:  001-12063

                             ROCKY MOUNTAIN INTERNET, INC
                 ----------------------------------------------------
                 Exact name of Registrant as specified in its charter

DELAWARE                                                   84-1322326
--------                                                   -----------
State or other jurisdiction of                             IRS Employer
incorporation or organization                              Identification

1099 18TH STREET, SUITE 3000  DENVER COLORADO              80202
---------------------------------------------              ------
Address of principal executive offices                     Zip Code

Registrant's telephone number, including area code:        303-672-0700
                                                           ------------
Former name, former address and former fiscal year, if changed since last
report:   NA

Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   YES  X   NO
                                       ---     ---
As of July 31, 1997, Rocky Mountain Internet, Inc. had 5,067,307 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         ROCKY MOUNTAIN INTERNET, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                     ASSETS

                                                 December 31,      June 30,
                                                     1996            1997
                                                    (Note)        (Unaudited)
                                                 ------------     -----------
Current assets
  Cash and Cash equivalents                       $  348,978      $  439,299
  Investments                                      1,356,629         576,918
  Trade receivables, less allowance for
    doubtful accounts 12/31/1996 $115,700;
    6/30/1997 $39,899                                518,827         613,040
  Inventories                                         91,047          29,260
  Other                                              143,753          30,267
                                                  ----------      ----------
                                                  $2,459,234      $1,688,784
                                                  ----------      ----------
Property and equipment
  Equipment                                        2,513,944       2,756,597
  Computer software                                  202,501         231,737
  Leasehold Improvements                             127,877         172,921
  Furniture, fixtures, and office equipment          413,678         431,013
                                                  ----------      ----------
                                                  $3,258,000      $3,592,268
  Less accumulated depreciation and
  amortization                                       403,023         767,871
                                                  ----------      ----------
                                                  $2,854,977      $2,824,397
                                                  ----------      ----------
Other assets
  Customer Lists                                     145,444         529,465
  Deposits                                            80,512          94,384
                                                  ----------      ----------
                                                  $  225,956      $  623,849
                                                  ----------      ----------
                                                  $5,540,167      $5,137,030
                                                  ----------      ----------
                                                  ----------      ----------

Note: The consolidated Balance Sheet information as of December 31, 1996 has been derived from the Company's audited financial statements appearing in Form 10-KSB previously filed with the U.S. Securities and Exchange Commission.

                    See Notes to Consolidated Financial Statements

                         ROCKY MOUNTAIN INTERNET, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   December 31,      June 30,
                                                      1996             1997
                                                     (Note)        (Unaudited)
                                                  -----------     ------------
Current liabilities
  Note payable                                    $     4,250     $    499,250
  Current maturities of long-term debt and
  obligations under capital leases                    451,823          539,363
  Accounts payable                                    425,160        1,437,639
  Deferred revenue                                    218,121          256,983
  Accrued payroll and related taxes                   528,160          136,057
  Other accrued expense                               460,836          605,714
                                                  -----------     ------------
    Total current liabilities                     $ 2,088,350     $  3,475,006

Long-term debt and obligations under capital
  leases, less current maturities                 $ 1,134,380     $  1,071,948
                                                  -----------     ------------
Stockholders equity
  Preferred stock, $.001 par value; authorized
    1,000,000 shares; issued and outstanding
    1996, 250,000 shares and 1997 250,000 shares  $       250     $        250
  Common stock, $.001 par value; authorized
    10,000,000 shares; issued 1996 4,540,723
    shares; 6/30/97 4,880,160 shares and
    outstanding 1996 4,540,723 shares;
    6/30/1997 4,848,346 shares                          4,541            4,880
  Additional paid-in capital                        4,839,968        5,547,075
  Treasury stock                                                       (42,000)
  Accumulated deficit                              (2,527,322)      (4,920,129)
                                                  -----------     ------------
               Total stockholders' equity         $ 2,317,437     $    590,076
                                                  -----------     ------------
                                                  $ 5,540,167     $  5,137,030
                                                  -----------     ------------
                                                  -----------     ------------


                    See Notes to Consolidated Financial Statements

                         ROCKY MOUNTAIN INTERNET, INC.
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                     Three Months Ended       Six Months Ended
                                                           June 30,                 June 30,
                                                  ------------------------   ------------------------
                                                     1996           1997         1996          1997
                                                  -----------    ----------   ----------   -----------
Revenue
  Internet access and services                    $   593,692   $ 1,332,071   $1,102,147   $ 2,645,785
  Equipment sales                                      40,835       120,342      101,217       203,586
                                                  -----------   -----------   ----------   -----------
                                                      634,527     1,452,413    1,203,364     2,849,371
                                                  -----------   -----------   ----------   -----------
Cost of revenue earned
  Internet access and services                        122,491       490,155      211,326       927,265
  Equipment sales                                      33,980        97,263       85,178       161,128
                                                  -----------   -----------   ----------   -----------
                                                      156,471       587,418      296,504     1,088,393
                                                  -----------   -----------   ----------   -----------
      Gross Profit                                    478,056       864,995      906,860     1,760,978

Selling, general and administrative
  expenses                                            850,189     1,908,932    1,525,919     3,617,237
Other operating expenses                                            334,371                    334,371
                                                  -----------   -----------   ----------   -----------
  Operating (loss) income                            (372,133)   (1,378,308)    (619,059)   (2,190,630)

Other income (expense)
  Interest expense                                    (44,074)     (106,988)     (67,569)     (191,477)
  Other Income (Expense)                               (5,268)        1,211        1,879        (4,754)
  Interest income                                       2,813         6,009        2,813        18,637
  Finance charges                                      11,115           229       11,115           416
                                                  -----------   -----------   ----------   -----------
                                                      (35,414)      (99,539)     (51,762)     (177,178)
                                                  -----------   -----------   ----------   -----------
  Net (loss) income before income taxes           $  (407,547)  $(1,477,847)  $ (670,821)  $(2,367,808)
Income tax expense                                          0             0            0             0
                                                  -----------   -----------   ----------   -----------
      Net (loss) income                           $  (407,547)  $(1,477,847)  $ (670,821)  $(2,367,808)
                                                  -----------   -----------   ----------   -----------
                                                  -----------   -----------   ----------   -----------
Primary and fully diluted loss per share
  Net earnings (loss) per share                   $    (0.090)  $    (0.298)  $    (0.19)  $    (0.477)
                                                  -----------   -----------   ----------   -----------
                                                  -----------   -----------   ----------   -----------

                             See Notes to Consolidated Financial Statements

                               ROCKY MOUNTAIN INTERNET, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                        Six Months Ended
                                                            June 30,
                                                 ----------------------------
                                                       1996           1997
                                                 ------------    ------------
Cash Flows from Operating Activities
  Net (loss) income                              $  (670,821)    $(2,367,808)

  Items not requiring (providing) cash:
    Depreciation and amortization                    111,875         413,074
    Changes in assets and liabilities:
      Trade receivables                             (135,181)        (94,213)
      Inventories                                    (24,424)         61,788
      Other current assets                             1,107         113,486
      Accounts payable                               131,504       1,012,478
      Deferred revenue                                30,863          38,862
      Accrued payroll and related taxes              117,804        (392,103)
      Other accrued expenses                         127,305         144,879
                                                 -----------     -----------
        Net cash used in
        operating activities                     $  (309,968)    $(1,069,557)
                                                 -----------     -----------

Cash Flows from Investing Activities
  Proceeds from investments                                          779,711
  Acquisition of ONE, Inc. assets                                   (150,000)
  Purchase of property and equipment                 (99,855)       (200,950)
  (Additions) deletions to deposits                   49,905         (13,873)
                                                 -----------     -----------
      Net cash provided by (used in)
      investing activities                       $   (49,950)    $   414,888
                                                 -----------     -----------

Cash Flows from Financing Activities
  Proceeds from notes payable                                        495,000
  Proceeds from long-term debt                       117,000         312,582
  Proceeds from sale of preferred stock              406,000
  Proceeds from sale of common stock                                 400,500
  Additions to deferred offering cost               (108,170)
  Payment of Preferred Stock Dividend                                (25,000)
  RMI stock purchase                                                 (42,000)
  Payments on notes payable                          (12,729)
  Payments on long-term debt and obligations
    under capital leases                             (99,020)       (396,092)
                                                 -----------     -----------
        Net cash provided by (used in)
        financing activities                     $   303,081     $   744,990
                                                 -----------     -----------
        Increase (decrease) in cash and cash
          equivalents                            $   (56,837)    $    90,321

Cash and cash equivalents
  Beginning                                          274,661         348,978
                                                 -----------     -----------
  Ending                                         $   217,824     $   439,299
                                                 -----------     -----------
                                                 -----------     -----------

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

NOTE 2. - INVESTMENT

The Company has invested in Master Repurchase Agreements of US Treasury Notes as follows;

    DESCRIPTION              MATURITY DATE            INVESTMENT
    -----------              -------------            ----------
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

NOTE 4. ACQUISITION OF ONLINE NETWORK ENTERPRISES, INC.

In January, 1997, the Company acquired the dedicated high speed and dial-up subscribers from Online Network Enterprises, Inc. (ONE), headquartered in Boulder, Colorado, a division of VR*1, Inc. The ONE acquisition netted RMI approximately 47 dedicated and 732 dial-up subscribers and equipment valued at approximately $24,700. The Company paid $150,000 cash and issued 116,932 shares of the Company's common stock.

NOTE 5. PRIVATE PLACEMENT

The Company issued a Private Placement Memorandum on June 13, 1997 for the sale of 600,000 Units. Each unit is sold for $4.00 and consists of two shares of Common Stock, $.001 par value per share, and one Warrant. The $4.00 per Unit purchase price is allocated $1.90 to each share of Common Stock and $.20 to the Warrant. Each Warrant entitles the registered holder to purchase one share of Common Stock at an exercise price of $3.00 per share. As of 6/30/97, gross proceeds from the offering were $445,000 or 111,250 Units. Refer to Exhibit
10.11 - Private Placement Memorandum for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain information contained in this Form 10-QSB, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" , contain forward-looking statements. The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will continue to design, market and provide successful new services, that competitive conditions will not change materially, that demand for the Company's services will continue to grow, that the Company will retain and add qualified personnel, that the Company's forecasts will accurately anticipate revenue growth and the costs of producing that growth, and that there will be no material adverse change in the Company's business. In light of the significant uncertainties inherent in the forward-looking information included in this Form 10-QSB, actual results could differ materially from the forward-looking information contained in this Form 10-QSB.

The Company is implementing an operating plan calling for growth through expansion of existing business categories, expansion of capabilities through implementation of a frame relay switch backbone, expanding World Wide Web page hosting and creation, and additional opportunities that fit within the Internet business.

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

Termination Agreement - Joint Venture with Zero Error Networks

The Company and Zero Error Networks (ZEN), a Joint Venture partner signed a "TERMINATION AGREEMENT" effective July 3, 1997, which affects four points of presence (POP) located in Pueblo, Hayden, Leadville, and Alamosa, Colorado. These POP's have been operated under a revenue and expense sharing agreement between the two parties. The Termination Agreement calls for ZEN to operate the Hayden, Leadville, and Alamosa, Colorado locations and receive the rights to the customer base currently existing in those locations while the Company will operate and maintain the customer base in Pueblo and surrounding areas. The transition is to occur during the months of July and August, 1997. The Company has contracted for a location (POP site) in Pueblo and installed approximately $35,000 of equipment therein. The Termination Agreement includes a limited non-compete clause wherein neither party may directly solicit the existing customer base of the other for a period of one year. The net effect of the Termination Agreement on net income is expected to be neutral in the shortrun and have a positive long term result. The Pueblo revenues are expected to grow at a faster rate than the other three POP's combined and the Company plans to focus additional effort to selling dedicated access in the Pueblo market. See Exhibit 10.10 for specific terms and conditions of the agreement.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1997

The Company's revenues grew 129% from $634,526 to $1,452,413 for the three months ended June 30, 1997 as compared to the comparable period in 1996. Listed below is a breakdown of the revenue billing categories.

                                            Three Months Ended
                                                 June 30,
                                     ---------------------------------
                                       1996         1997      % Change
                                     --------    ----------   --------
     REVENUE
     Dial-Up Service                 $349,239    $  570,992      63%
     Dedicated access Service         149,221       461,239     209%
     Web Services                      92,612       251,413     171%
     Equipment                         40,835       120,342     195%
     Other                              2,620        48,427    1748%
                                     --------    ----------    ----
        Total                        $634,527    $1,452,413     129%
                                     --------    ----------    ----
                                     --------    ----------    ----

Dial-Up Service

The Company's strategy is to provide an high quality service with few busy signals. In order to assure this service level, the Company does not provide any unlimited access service price plans during the business day, since these plans have a tendency to congest the network. The Company does provide a range of service offerings based on a set number of hours for a set rate with additional hours billed as overage. The table below shows the composite weighted average billing rate for full service Internet access by quarter for 1995, 1996, and 1997.

                           For the Three Months Ended

   Mar     Jun     Sep     Dec     Mar     Jun     Sep     Dec     Mar     Jun
  1995    1995    1995    1995    1996    1996    1996    1996    1997    1997

 $20.52  $20.42  $20.88  $21.02  $20.97  $20.33  $20.41  $20.50  $20.10  $20.04

The Dial-up business continues to experience growth based on reputation, trade show attendance, and marketing by joint venture partners in outlying areas of Colorado. Dial-up Service has been split approximately evenly between commercial and residential customers throughout 1995, 1996, and 1997. Dial-Up revenues increased from $349,240 to $570,990 or 63% from the 3 months ending June 30, 1996 to the 3 months ending June 30, 1997.

RMI has established business alliances with five, locally-based unrelated parties for the purpose of providing Internet services in secondary markets in the State of Colorado. Each of these joint ventures are conducted under a written agreement that provides for the locally-based party to provide equipment and marketing services while the Company provides Internet access and administrative services. Dial-up revenues based on these joint ventures generated $76,539 in revenues for the three month period ending June 1996 and $151,082 for the same period in 1997, for an increase of 97%. The joint venture points of presence (POP) began in the second quarter of 1995 and grew to six locations by the end of 1995 and eight locations by the end of 1996. Effective July 3, 1997, the joint venture relationship with Zero Error Networks (ZEN) was terminated. Under the termination agreement, the Company will operate the Pueblo POP as a Company only location and ZEN will operate Alamosa, Leadville, and Hayden locations. (See Item 4, paragraph 7 for additional details). The Joint Venture in Grand Junction, Colorado was terminated by the Company effective April 30, 1997. The marketing efforts by the locally-based joint venture partner in this location were minimal and sales were less than $1,000 per month. The Company is pursuing options to operate this facility and add dedicated as well as Dial-Up customers.

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

Dedicated business has grown based principally on ISDN and High Speed circuit growth. ISDN sales have grown from $6,800 to $150,300 from second quarter 1996 to second quarter 1997 for an increase of 2110%, while high speed circuits have increased from $98,720 to $236,750 for the same periods for an increase of 140%.

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

Mar 31  Jun 30  Sep 30  Dec 31  Mar 31  Jun 30  Sep 30  Dec 31  Mar 31  Jun 30
  1995    1995    1995    1995    1996    1996    1996    1996    1997    1997
     1      21      45      90     157     217     242     341     418     424

Web page hosting accounted for $52,600 of revenue in the second quarter of 1996 and $114,700 in the second quarter of 1997 revenue for an increase of 118%. The increase resulted from increases in the direct sales force, increased server capacities and speed, and the increasing popularity of the Web as a business tool.

Web page production increased from $40,000 for the second quarter 1996 to $136,700 for the second quarter 1997 for an increase of 242%. The Company increased the size of the Web production department as well as provided customers more complex applications. The growth in Web hosting business plus the activities of the Company's direct sales force helped to drive this part of the business. The Company did not have a direct sales force until December, 1995.

Other Revenue

Other revenue includes training revenue ($2,570 increased to $9,040), network consulting ($0 increased to $10,750)and sales from the Information Exchange, a voice messaging subsidiary ($0 increased to $27,400). The Information Exchange was acquired in a stock transaction in late 1996.

Gross Profit

Gross profit consists of total revenue less the cost of delivering services and equipment. The gross profit (exclusive of equipment sales) was 79.4% for the three months ended June 30, 1996 and 63.2% for the same period in 1997. In late December, 1996, the Company implemented a frame relay network using Cascade switches. The switches are connected with a T-3 fiber optic network to provide a high speed and highly reliable connection. The implementation of this network has provided very high capacities for connections and has resulted in a short term erosion of gross margin while the capacity is sold. Future circuits sold on this network should have high yields because the capacity is in place. Gross profits on equipment sales were 16.8% and 19.2% for the 3 month periods ending June 30, 1996 and 1997 respectively. Sale of equipment is provided as an accommodation to the Company's customers.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased by 125% from the three months ended June 30, 1997 over the same period of 1996. This increase resulted from the overall expansion of the business and is in keeping with the strategy of building an organization capable of handling rapid growth and expansion. Compensation and related personnel costs increased from $542,200 to $1,084,300 or 100% from the three month period in 1996 to 1997.
Personnel were added in all areas to expand the Company's sales efforts, technical support, and administrative capabilities. The Company believes that future revenue growth will not require a proportional increase in personnel expense as the Company is positioned to experience economies of scale. Advertising, trade shows, and marketing expenses increased from $59,450 to $81,620 or 37% for the three months ended June 30, 1996 as compared to the same period for 1997. Outside services expense increased from $21,060 to $148,400 or 605% for the second quarter of 1997 over the second quarter of 1996. The largest components of the increase are professional services for consultants ($58,200), legal expenses ($33,800), and clerical accounting staff and customer technical support staff hired on a temporary to permanent basis ($36,520). Depreciation and amortization in regards to equipment, software, furnishings, and capital leases increased by $149,800 or 201% due to establishing a state of the art data center, implementing the frame relay network with Cascade switches, expansion of equipment for dial up connections, plus equipment for administrative use. Communication expense in the form of 800 number lines, long distance, and general administration increased to $72,900 or 70% for the three months ended June 30, 1997 to the same period in 1996. This increase is reflective of the Company's growth plus the increase of toll free 800 technical support service offered for dial in customers.

Other Operating Expenses

During the three months ended June 30, 1997, the Company incurred one time expenses for: a write-off of Joint Venture project costs in Grand Junction and Burlington, Colorado in the amount of $45,113, a write down of inventory for sale in the amount of $23,031, an expense of $158,994 relating to termination of employees, and $107,233 of legal expenses relating to the terminations and defense of the lawsuit referenced in Part II, Item 1 of this document.

SIX MONTHS ENDED JUNE 30, 1996 AND 1997

The Company's revenues grew 137% from $1,203,364 to $2,849,371 for the six months ended June 30, 1997 as compared to the comparable period in 1996. Listed below is a breakdown of the revenue billing categories.

                                           Six Months Ended
                                               June 30,
                                      --------------------------------------
                                         1996            1997       % Change
                                      ----------     -----------    --------
     REVENUE
     Dial-Up Service                  $  667,143      $1,166,678        75%
     Dedicated access Service            275,083         808,832       194%
     Web Services                        147,096         467,886       218%
     Equipment                           101,217         203,586       101%
     Other                                12,825         202,389      1478%
                                      ----------      ----------      -----
        Total                         $1,203,364      $2,849,371       137%
                                      ----------      ----------      -----
                                      ----------      ----------      -----

Dial-Up Service

The Dial up business continues to experience growth based on reputation, trade show attendance, and marketing by joint venture partners in outlying areas of Colorado. Revenues increased from $667,140 to $1,166,680 or 75% from the 6 months ending June 30, 1996 to the 6 months ending June 30, 1997. Dial-up Service has been split approximately evenly between commercial and residential customers throughout 1995, 1996, and 1997.

RMI has established business alliances with five unrelated parties for the purpose of providing Internet Services in secondary markets in the State of Colorado. These joint venture agreements provide for the local party to provide equipment and marketing services while the Company provides Internet access and administrative services. Dial-up revenues based on these joint ventures generated $138,290 in revenues for the six month period ending June 1996 and $283,240 for the same period in 1997 for an increase of 105%.

Dedicated Access Service

Dedicated business has grown based principally on ISDN and High Speed circuit growth. ISDN sales have grown from $9,840 to $258,220 from the first half of 1996 to first half of 1997 for an increase of 2524%, while high speed circuits have increased from $180,120 to $410,170 for the same periods for an increase of 128%.

Web Services

Web page hosting accounted for $82,810 of revenue in the six months ending June 30, 1996 and $218,300 for the same period in 1997 for an increase of 164%. The increase resulted from increases in the direct sales force, increased server capacities and speed, and the increasing popularity of the Web as a business tool.

Web page production increased from $64,280 to $249,580 or 288% for the first six months of 1996 as compared to the same period in 1997. The Company increased the size of the Web production department as well as provided customers more complex applications. The growth in Web hosting business plus the activities of the Company's direct sales force helped to drive this part of the business.

Other Revenue

Other revenue includes training revenue ($12,780 increased to $16,860), consulting ($0 increased to $121,470)and sales from the Information Exchange ($0 increased to $63,700), a voice messaging subsidiary. The Information Exchange was acquired in a stock transaction in late 1996.

Gross Profit

Gross profit consists of total revenue less the cost of delivering services and equipment. The gross profit (exclusive of equipment sales) was 80.8% for the six months ended June 30, 1996 and 65.0% for the same period in 1997. In late December, 1996, the Company implemented a frame relay network using Cascade switches. The switches are connected with a T-3 fiber optic network to provide a high speed and highly reliable connection. The implementation of this network has provided very high capacities for connections and has resulted in a short term erosion of gross margin while the capacity is sold. Future circuits sold on this network should have high yields because the capacity is in place. Gross profits on equipment sales were 15.8% and 20.9% for the 6 month periods ending June 30, 1996 and 1997 respectively. Sale of equipment is provided as an accommodation to the Company's customers.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased by 137% from the six months ended June 30, 1997 over the same period of 1996. This increase resulted from the overall expansion of the business and is in keeping with the strategy of building an organization capable of handling rapid growth and expansion. Compensation and related personnel costs increased from $932,300 to $2,042,250 or 119% from the six month period in 1996. Personnel were added in all areas to expand the Company's sales efforts, technical support, and administrative capabilities. The Company believes that future revenue growth will not require a proportional increase in personnel expense as the Company is positioned to experience economies of scale. Advertising, trade shows, and marketing expenses increased from $106,850 to $129,300 or 21% for the six months ended June 30, 1997 as compared to the same period for 1996. Outside services expense increased from $44,100 to $315,550 or 615% for the first half of 1997 over the first half of 1996. The largest components of the increase are professional services for consultants ($104,980), legal expenses ($64,400), accounting services for the year end audit and SEC reporting assistance ($44,580), and clerical accounting staff and customer technical support staff hired on a temporary to permanent basis ($89,650). Depreciation and amortization in regards to equipment, software, furnishings, and capital leases increased by $305,130 or 273% due to establishing a state of the art data center, implementing the frame relay network with Cascade switches, expansion of equipment for dial up connections, plus equipment for administrative use. Communication expense in the form of 800 number lines, long distance, and general administration increased to $147,100 or 80% for the six months ended June 30, 1996 to the same period in 1997. This increase is reflective of the companies growth plus the increase of toll free 800 technical support service offered for dial in customers.

Other Operating Expense

During the six months ended June 30, 1997, the Company incurred one time expenses for: a write-off of Joint Venture project costs in Grand Junction and Burlington, Colorado in the amount of $45,113, a write down of inventory for sale in the amount of $23,031, an expense of $158,994 relating to termination of employees, and $107,233 of legal expenses relating to the terminations and defense of the lawsuit referenced in Part II, Item 1 of this document.

LIQUIDITY AND CAPITAL RESOURCES

The initial public offering was completed on September 5, 1996. Operating cash flow and earnings for the remainder of 1997 are projected to be negative. The Company continues to build infrastructure and human resources to position itself to be a prominent Internet provider in the regional market. The Company will utilize lease financing, as available, for capital acquisitions. The Company is in the process of a Private Placement with a stated value of $2,400,000 with a net to the Company of $2,160,000 if the offering is fully subscribed. As of June 30, 1997, gross proceeds of $445,000 had been received and as of July 31, 1997, an additional $447,000 had been received. The Company has incurred losses since inception and has experienced negative operating cash flow in the first half of 1997. The Company's operations used net cash of approximately $1,069,557 for this period. The cash used by operating activities is primarily attributable to the Company's continued expansion of its facilities and employee base in anticipation of continued growth in revenues.

The Company acquired $334,270 of property and equipment during the first half of 1997 primarily to complete the Operations Data Center and for various other needs. Additionally, the Company acquired ONE, Inc. for a combination of stock and cash. The cash portion was $150,000 of which, $24,700 was allocated to equipment acquisition.

The Company has a bank line of credit in the amount of $500,000 of which $495,000 is drawn at June 30, 1997. The line of credit is secured by a pledge of a $300,000 treasury bill repurchase agreement and by the Company's accounts receivable. The Company's office lease is also secured by a pledge of a treasury bill of $250,000.

As of June 30, 1997, the Company had negative working capital of $1,786,222. This included $436,299 of cash and cash equivalents and $576,918 of investments in financial instruments convertible to cash. Trade receivables as of that date were $613,040. Current liabilities as of that date were approximately $3,475,006, including $1,437,639 of accounts payable, $539,363 of current maturities of long-term debt and capital lease obligations, $136,057 of accrued payroll and related taxes, and $605,714 of accrued expenses attributable primarily to a payable on office furniture, deferred office rent, preferred stock dividend payable, accrual for unbilled circuit costs, and amounts due joint venture partners pending cash collections. Also included in current liabilities as of that date is $256,983 of deferred revenue, which represents differences in the timing of payments by customers and recognition of the related revenue.

RMI is an Internet Service Provider (ISP) with an high growth rate (as discussed elsewhere in this document). The Company's growth is dependent on building a strong infrastructure and hiring high quality sales, technical, and administrative personnel. In order to build the infrastructure and acquire the human resources needed to maintain an high growth rate, the Company has operated with a negative cash flow from operations during 1996 and projects to continue to do so through 1997. The Company's cash requirements are relatively fixed for the near term and the Company expects to generate positive operating cash flows in 1998 if revenues continue to increase according to expectations without any significant cost increases. Should revenues not continue to increase according to expectations, in the near term the Company may have to seek additional financing to fund operating losses or implement additional reductions in operating expenses. Reductions in operating expenses, if effected, could adversely affect revenues and therefore not result in the expected increase in cash flow.

The Company's common stock is traded on the Nasdaq SmallCap Market. The Directors of The Nasdaq Stock Market, Inc. recently proposed changes to Nasdaq Listing Requirements. These changes are pending approval by the SEC. If approved, the Nasdaq will give companies six months to comply with the new requirements. A minimum maintenance standard of $2 million in net tangible assets is included in these proposed changes. The current requirement is $1,000,000 of net equity in order to be listed with Nasdaq. As of June 30, 1997, the Company had less than $2,000,000 in net tangible assets and less than $1,000,000 of net equity. The Company is in the process of a Private Placement in the amount of $2,400,000 of which $445,000 had been received by June 30, 1997 and an additional $447,000 had been received as of July 31, 1997. The successful completion of the Company's private placement offering would not satisfy the proposed Nasdaq Listing Requirements. Although the existing Nasdaq Listing Requirements would be satisfied by the successful completion of the private placement offering, there can be no assurances that the Company can continue to satisfy these Listing Requirements. If the proposed changes to the SmallCap Market listing criteria are approved by the SEC and if the Company fails to meet such requirements, the Company's common stock would no longer trade in the SmallCap Market, which would adversely affect the liquidity and price of the Company's common stock. There can be no assurance that the Private Placement will be completed in full. The Private Placement Memorandum is attached as Exhibit 10.11.

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

Item 6.  Exhibits and Reports on Form 8-K
    (a) Exhibits required by Item 601 of Regulation S-B

Exhibit
Number   Description of Exhibits

  3.1    Certificate of Incorporation *
  3.2    Bylaws of Rocky Mountain Internet, Inc. *
  4.1 Form of Warrant Agreement dated September 5, 1996 between Rocky Mountain Internet, Inc. and American Securities Transfer, Inc. *
  4.2    Form of Subordinated Convertible Promissory Note *
  4.3    Form of Lock-Up Agreement for Shareholders *
  4.4    Form of Lock-Up Agreement for Preferred Stockholders *
  4.5    Form of Lock-Up Agreement for Debenture Holders *
  4.6    Form of Stock Certificate *
  4.7    Form of Warrant Certificate *
 10.1 Agreement of Lease between Denver-Stellar Associates Limited Partnership, Landlord and Rocky Mountain Internet, Inc., Tenant **
 10.2    Asset Purchase Agreement - Acquisition of Compunerd, Inc. **
 10.3    Confirmation of $2.0 million lease line of credit **
 10.4 Agreement between MCI and Rocky Mountain Internet, Inc. governing the provision of professional information system development services for the design and development of the MCI internal Intranet project referred to as Electronic Advice. **
 10.5    Sublease Agreement- 2/26/97 - 1800 Glenarm, Denver, Colorado
 10.6    Acquisition of The Information Exchange ****
 10.7    Asset purchase of On-Line Network Enterprises  ****
 10.8    1996 Incentive Compensation Plan - Annual Bonus Incentive  ****
 10.9    1997 Incentive Compensation Plan - Annual Bonus Incentive  ****
 10.10 TERMINATION AGREEMENT of joint venture between Rocky Mountain Internet, Inc. and Zero Error Networks, Inc.
 10.11   Private Placement Memorandum
 16.1    Letter re change in certifying accountant  ***
 23.1    Consent of McGladrey & Pullen, LLP  ****
 23.2    Consent of Baird Kurtz & Dobson  ****
 27.1    Financial Data Schedule

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

    None

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Date: August, 14 1997             By:  /s/ DAVID L. EVANS
                                       -------------------------------------
                                       David L. Evans
                                       Chief Financial Officer
                                       and Executive Vice President




                                       /s/ ROY J. DIMOFF
                                       -------------------------------------
                                       Roy J. Dimoff
                                       President and Chief Executive Officer