Form 10QSB
period 1997-09-30
ROCKY MOUNTAIN INTERNET INC
filed 1997-11-14
CIK 1003282

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

    For the transition period from _______   to________ .

    COMMISSION FILE NUMBER: 001-12063

                        ROCKY MOUNTAIN INTERNET, INC
--------------------------------------------------------------------------
           Exact name of Registrant as specified in its charter


Delaware                                             84-1322326
--------                                             -----------

State or other jurisdiction of                       IRS Employer
incorporation or organization                        Identification


1099 18th Street, Suite 3000 DENVER COLORADO            80202
--------------------------------------------            ------------
Address of principal executive offices                  Zip Code



Registrant's telephone number, including area code:      303-672-0700
                                                         -------------
Former name, former address and former fiscal year, if changed since last
report:    NA

Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                   YES X                  NO
                      ---                   -----
As of October 31, 1997, Rocky Mountain Internet, Inc. had 6,623,690.00 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ]No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ROCKY MOUNTAIN INTERNET, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                     ASSETS

                                                                                      DECEMBER 31,  SEPTEMBER 30,
                                                                                          1996          1997
                                                                                         (NOTE)      (UNAUDITED)
                                                                                      ------------  -------------
Current assets
  Cash and cash equivalents.........................................................   $  348,978    $   287,197
  Investments.......................................................................    1,356,629        276,918
  Trade receivables, less allowance for doubtful accounts 12/31/1996 $115,700;
    9/30/1997 $73,120...............................................................      518,827        662,737
  Deferred offering costs...........................................................                      43,496
  Inventories.......................................................................       91,047         47,559
  Other.............................................................................      143,753         15,586
                                                                                      ------------  -------------
                                                                                       $2,459,234    $ 1,333,493
                                                                                      ------------  -------------
Property and equipment
  Equipment.........................................................................    2,513,944      2,898,510
  Computer software.................................................................      202,501        227,830
  Leasehold improvements............................................................      127,877        190,235
  Furniture, fixtures, and office equipment.........................................      413,678        431,014
                                                                                      ------------  -------------
                                                                                       $3,258,000    $ 3,747,589
  Less accumulated depreciation and amortization....................................      403,023        967,984
                                                                                      ------------  -------------
                                                                                       $2,854,977    $ 2,779,605
                                                                                      ------------  -------------
Other assets
  Customer lists....................................................................      145,444        500,280
  Deposits..........................................................................       80,512         94,137
                                                                                      ------------  -------------
                                                                                       $  225,956    $   594,417
                                                                                      ------------  -------------
                                                                                       $5,540,167    $ 4,707,515
                                                                                      ------------  -------------
                                                                                      ------------  -------------

Note: The consolidated Balance Sheet information as of December 31, 1996 has been derived from the Company's audited financial statements appearing in Form 10-KSB previously filed with the U.S. Securities and Exchange Commission

                 See Notes to Consolidated Financial Statements

                         ROCKY MOUNTAIN INTERNET, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      DECEMBER 31,  SEPTEMBER 30,
                                                                                          1996          1997
                                                                                         (NOTE)      (UNAUDITED)
                                                                                      ------------  -------------
Current liabilities
  Note payable......................................................................   $    4,250        199,250
  Current maturities of long-term debt and obligations under capital leases.........      451,823        577,171
  Accounts payable..................................................................      425,160      1,314,787
  Deferred revenue..................................................................      218,121        388,550
  Accrued payroll and related taxes.................................................      528,160        178,614
  Other accrued expense.............................................................      460,836        623,948
    Total current liabilities.......................................................   $2,088,350    $ 3,282,320
                                                                                      ------------  -------------
Long-term debt and obligations under capital leases, less current maturities........   $1,134,380    $   984,504
                                                                                      ------------  -------------
Stockholders equity
  Preferred stock, $.001 par value; authorized 1,000,000 shares; issued and
    outstanding 1996, 250,000 shares and 1997, 92,500 shares........................   $      250    $        93
  Common stock, $.001 par value; authorized 10,000,000 shares; issued 1996 4,540,723 shares; 9/30/97 5,432,116 shares and outstanding 1996 4,540,723 shares;
    9/30/1997 5,386,690 shares......................................................        4,541          5,436
  Additional paid-in capital........................................................    4,839,968      6,264,096
  Treasury stock....................................................................                     (60,000)
  Accumulated deficit...............................................................   (2,527,322)    (5,768,934)
                                                                                      ------------  -------------
  Total stockholder's' equity.......................................................   $2,317,437    $   440,691
                                                                                      ------------  -------------
                                                                                       $5,540,167    $ 4,707,515
                                                                                      ------------  -------------
                                                                                      ------------  -------------

                 See Notes to Consolidated Financial Statements

                         ROCKY MOUNTAIN INTERNET, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                           ------------------------  ----------------------------
                                                              1996         1997          1996           1997
                                                           ----------  ------------  -------------  -------------
Revenue
    Internet access and services.........................  $  705,785  $  1,489,562  $   1,807,933  $   4,135,344
    Equipment sales......................................     215,252        92,857        316,469        296,442
                                                           ----------  ------------  -------------  -------------
                                                           $  921,037  $  1,582,419  $   2,124,402  $   4,431,786
                                                           ----------  ------------  -------------  -------------
Cost of revenue earned
    Internet access and services.........................  $  191,082  $    327,573  $     402,408  $   1,254,838
    Equipment sales......................................     197,547        69,365        282,726        230,493
                                                           ----------  ------------  -------------  -------------
                                                           $  388,629  $    396,938  $     685,134  $   1,485,331
                                                           ----------  ------------  -------------  -------------
      Gross Profit.......................................  $  532,408  $  1,185,481  $   1,439,268  $   2,946,455
                                                           ----------  ------------  -------------  -------------
Selling, general and administrative expenses.............   1,090,606     1,834,317      2,616,387      5,451,553
Other operating expenses.................................                   119,519              0        453,629
                                                           ----------  ------------  -------------  -------------
  Operating (loss) income................................  $ (558,198) $   (768,355) $  (1,177,119) $  (2,958,727)
Other income (expense)
    Interest expense.....................................     (49,181)     (100,722)      (116,750)      (297,838)
    Other income (expense)...............................                      (277)                         (764)
    Interest income......................................      10,079         3,659         12,892         22,297
    Finance charges......................................       9,087        17,489         20,202         17,905
    Other income.........................................         312         1,274          2,054          2,388
                                                           ----------  ------------  -------------  -------------
                                                           $  (29,703) $    (78,577) $     (81,602) $    (256,012)
                                                           ----------  ------------  -------------  -------------
    Net (loss) income before income taxes................  $ (587,901) $   (846,932) $  (1,258,721) $  (3,214,739)
                                                           ----------  ------------  -------------  -------------
Income tax expense.......................................           0             0              0              0
    Net (loss) income....................................  $ (587,901) $   (846,932) $  (1,258,721) $  (3,214,739)
                                                           ----------  ------------  -------------  -------------
                                                           ----------  ------------  -------------  -------------
Primary and fully diluted loss per share
    Net loss per share...................................  $   (0.152) $     (0.157) $      (0.348) $      (0.633)
                                                           ----------  ------------  -------------  -------------
                                                           ----------  ------------  -------------  -------------

                 See Notes to Consolidated Financial Statements

                         ROCKY MOUNTAIN INTERNET, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                      ----------------------------
                                                                                          1996           1997
                                                                                      -------------  -------------
Cash Flows from Operating Activities
  Net (loss) income.................................................................  $  (1,258,721) $  (3,214,738)
  Items not requiring (providing) cash:
    Depreciation and amortization...................................................        184,468        642,371
    Changes in assets and liabilities:
      Trade receivables.............................................................       (309,427)      (143,910)
      Inventories...................................................................        (99,859)        43,489
      Other current assets..........................................................       (151,968)       128,167
      Accounts payable..............................................................        607,403        889,627
      Deferred revenue..............................................................         16,446        170,429
      Accrued payroll and related taxes.............................................        156,349       (349,546)
      Other accrued expenses........................................................        139,300        163,113
                                                                                      -------------  -------------
        Net cash used in operating activities.......................................  $    (716,009) $  (1,670,999)
                                                                                      -------------  -------------
Cash Flows from Investing Activities
  Purchase of investments...........................................................  $  (1,200,000)
  Proceeds from investments.........................................................                 $   1,079,712
  Acquisition of ONE, Inc. assets...................................................                      (150,000)
  Purchase of property and equipment................................................       (150,405)      (264,471)
                                                                                      -------------  -------------
                      (Additions) deletions to deposits.............................        (19,389)       (13,626)
                                                                                      -------------  -------------
    Net cash provided by (used in) investing activities.............................  $  (1,369,794) $     651,615

        Cash Flows from Financing Activities
  Proceeds from notes payable.......................................................  $      88,842  $     495,000
  Proceeds from debentures / long-term debt.........................................        117,000        329,868
  Proceeds from sale of preferred stock.............................................        406,000
  Proceeds from sale of common stock................................................      3,793,628      1,117,920
  Additions to deffered offering cost...............................................                       (43,496)
  Payment of Preferred Stock Dividend...............................................                       (26,875)
  RMI stock purchase................................................................                       (60,000)
  Payments on notes payable.........................................................        (19,419)      (300,000)
                                                                                      -------------  -------------
  Payments on long-term debt and obligations under capital leases...................       (164,789)      (554,814)
                                                                                      -------------  -------------
      Net cash provided by (used in) financing activities...........................  $   4,221,262  $     957,603
        Increase (decrease) in cash and cash equivalents............................  $   2,135,458  $     (61,782)
                                                                                      -------------  -------------
Cash and cash equivalents
  Beginning.........................................................................        274,661        348,978
                                                                                      -------------  -------------
                                                                                      -------------  -------------
    Ending..........................................................................  $   2,410,119  $     287,196

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.--REPRESENTATION OF MANAGEMENT

The interim financial data are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

NOTE 2.--INVESTMENT

    The Company has invested in a US Treasury Note as follows;

         Description                   Maturity Date                   Investment
-----------------------------  -----------------------------  -----------------------------
         US TreasuryNote               Oct. 31, 1997                    $276,918


This U.S. Treasury Note is pledged against a letter of credit securing the Company's office lease.

NOTE 3.--LINE OF CREDIT

The Company has established a line of credit for $500,000 effective
September 18, 1996 with a maturity of September 10, 1997. The line of credit was secured by pledge of a $300,000 Master Repurchase Agreement of a US Treasury Note held with the lender and by accounts receivable. Additionally, as part of the acquisition of the Information Exchange, the Company has an additional $4,250 drawn against another line of credit. The two credit lines have been consolidated and then reduced by applying the $300,000 Master Repurchase Agreement to the outstanding balance. The remaining balance at September 30, 1997 was $199,250. This balance was retired in October 1997.

NOTE 4. ACQUISITION OF ONLINE NETWORK ENTERPRISES, INC.

In January, 1997, the Company acquired the dedicated high speed and dial-up subscribers from Online Network Enterprises, Inc. (ONE), headquartered in Boulder, Colorado, a division of VR*1, Inc. The ONE acquisition netted RMI approximately 47 dedicated and 732 dial-up subscribers and equipment valued at approximately $24,700. The Company paid $150,000 cash and issued 116,932 shares of the Company's common stock for the assets acquired from ONE.

NOTE 5. PRIVATE PLACEMENT

The Company prepared a Private Placement Memorandum dated June 13, 1997 for the sale of 600,000 units. Each unit is sold for $4.00 and consists of two shares of Common Stock, $.001 par value per share, and one Warrant. The $4.00 per Unit purchase price is allocated $1.90 to each share of Common Stock and $.20 to the Warrant. Each Warrant entitles the registered holder to purchase one share of Common Stock at an exercise price of $3.00 per share. This offering closed on September 14, 1997. As of 9/30/97, the final gross proceeds from the offering were $1,242,000 or 310,500 Units. Refer to Exhibit 10.11--Private Placement Memorandum for additional information.

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

On October 1, 1997, Mr. Douglas H. Hanson obtained effective control of
Rocky Mountain Internet, Inc., by entering into a series of agreements wherein he invested $2,450,000 in the Company in exchange for 1,225,000 shares of common stock at a price of $2.00 per share in addition to acquiring warrants, options, and voting rights from certain shareholders. The details of this transaction are contained in a current report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 6, 1997.

The following is a Proforma Balance Sheet reflecting the effect of the $2,450,000 investment as of the funding date of October 3, 1997.

                         ROCKY MOUNTAIN INTERNET, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                     ASSETS

                                                                           SEP. 30,                    PROFORMA
                                                                             1997       INVESTMENT   OCT. 3, 1997
                                                                         (UNAUDITED)   OCT. 3, 1997  (UNAUDITED)
                                                                         ------------  ------------  ------------
Current assets
  Cash and cash equivalents............................................   $  287,197   $  2,450,000  $  2,737,197
  Investments..........................................................      276,918                      276,918
  Trade receivables, less allowance for doubtful accounts; 9/30/1997
    $73,120............................................................      662,737                      662,737
  Deferred offering costs..............................................       43,496        (43,496)            0
  Inventories..........................................................       47,559                       47,559
  Other................................................................       15,586                       15,586
                                                                         ------------  ------------  ------------
                                                                          $1,333,493   $  2,406,504  $  3,739,997
Property and equipment
  Equipment............................................................    2,898,510                    2,898,510
  Computer software....................................................      227,830                      227,830
  Leasehold improvements...............................................      190,235                      190,235
  Furniture, fixtures, and office equipment............................      431,014                      431,014
                                                                         ------------  ------------  ------------
                                                                          $3,747,589   $    --       $  3,747,589
  Less accumulated depreciation and amortization.......................      967,984                      967,984
                                                                         ------------  ------------  ------------
                                                                          $2,779,605   $    --       $  2,779,605
Other assets
  Customer lists.......................................................      500,280                      500,280
  Deposits.............................................................       94,137                       94,137
                                                                         ------------  ------------  ------------
                                                                          $  594,417   $    --       $    594,417
                                                                         ------------  ------------  ------------
                                                                          $4,707,515   $  2,406,504  $  7,114,019
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

                         ROCKY MOUNTAIN INTERNET, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                       PROFORMA
                                                                       SEP. 30, 1997   INVESTMENT    OCT. 3, 1997
                                                                        (UNAUDITED)   OCT. 3, 1997    (UNAUDITED)
                                                                       -------------  -------------  -------------
Current liabilities
  Note payable.......................................................      199,250                        199,250
  Current maturities of long-term debt and obligations under capital
    leases...........................................................      577,171                        577,171
  Accounts payable...................................................    1,314,787                      1,314,787
  Deferred revenue...................................................      388,550                        388,550
  Accrued payroll and related taxes..................................      178,614                        178,614
  Other accrued expense..............................................      623,948                        623,948
                                                                       -------------  -------------  -------------
  Total current liabilities..........................................   $3,282,320     $    --        $ 3,282,320
Long-term debt and obligations under capital leases, less current
  maturities.........................................................     $984,504     $    --        $   984,504
                                                                       -------------  -------------  -------------
Stockholders equity
  Preferred stock, $.001 par value; authorized 1,000,000 shares;
    issued and outstanding 9/30/97 and 10/3/97, 92,500 shares........   $       93                    $        93
  Common stock, $.001 par value; authorized 10,000,000 shares;
    issued; 9/30/97 5,432,116; 10/3/97 6,657,116 shares and
    outstanding 9/30/1997 5,386,690 shares 10/3/97 6,611,690
    shares...........................................................        5,436            1,225         6,661
  Additional paid-in capital.........................................    6,264,096        2,448,775
                                                                                            (43,496)    8,669,375
  Treasury Stock.....................................................      (60,000)                       (60,000)
  Accumulated deficit................................................   (5,768,934)                    (5,768,934)
                                                                       -------------  -------------  -------------
  Total Stockholder's' Equity........................................   $  440,691    $   2,406,504  $  2,847,195
                                                                       -------------  -------------  -------------
                                                                        $4,707,515    $   2,406,504  $  7,114,019
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

This investment brings the Company into compliance with the Nasdaq SmallCap Market listing requirements as of October 3, 1997. See Liquidity and Capital Resources below for additional discussion of this matter.

Effective January 16, 1997, the Company acquired dial-up and dedicated access subscribers from Online Network Enterprises, Inc. (ONE), a Boulder, Colorado, based provider of Internet access and Web services for consideration consisting of $150,000 of cash and 116,932 shares of the Company's common stock.

The Company may experience fluctuations in operating results in the future caused by various factors, some of which are outside of the Company's control, including general economic conditions, specific economic conditions in the Internet access industry, user demand for the Internet, capital expenditures and other costs relating to the expansion of operations, the timing and number of customer subscriptions, the introduction of new pricing alternatives, the introduction of new services by the Company or its competitors, the mix of services sold and the mix of distribution channels through which those services are sold. In addition, the Company's expenses, including but not limited to obligations under equipment leases, facilities leases, telephone access lines, and Internet access are relatively fixed in the short term, and therefore variations in the timing and amount of revenues could have a material adverse effect on the Company's results of operations.

Effective November 4, 1997, the Company introduced a flat rate Dial Up service offering in the Denver, Colorado and Boulder, Colorado markets. Introduction is also under consideration into the other market area served by the Company. This offering provides unlimited access to dial up services for a flat monthly rate of $24.95. As part of the new service offering, the Company is also introducing enhanced data communication rates using the K 56 Flex technology.

TERMINATION AGREEMENT--JOINT VENTURE WITH ZERO ERROR NETWORKS

The Company and Zero Error Networks (ZEN), a Joint Venture partner signed a "Termination Agreement" effective July 3, 1997, which affects four points of presence (POP) located in Pueblo, Hayden, Leadville, and Alamosa, Colorado. These POP's have been operated under a revenue and expense sharing agreement between the two parties. The Termination Agreement calls for ZEN to operate the Hayden, Leadville, and Alamosa, Colorado locations and receive the rights to the customer base currently existing in those locations while the Company will operate and maintain the customer base in Pueblo and surrounding areas. The transition is in progress with Alamosa and Leadville completed. The Hayden location is still pending due to problems with installation of circuits. The Company has contracted for a location (POP site) in Pueblo and installed approximately $35,000 of equipment therein. The Termination Agreement includes a limited non-compete clause wherein neither party may directly solicit the existing customer base of the other for a period of one year. The net effect of the Termination Agreement on net income is expected to be neutral in the shortrun and have a positive long term result. The Pueblo revenues are expected to grow at a faster rate than the other three POP's combined and the Company plans to focus additional effort to selling dedicated access in the Pueblo market. However, there can be no assurance that the Company's efforts will be successful or that the long-term effects of the termination agreement on net income will be positive. See Exhibit 10.10 for specific terms and conditions of the agreement.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and 1997

The Company's revenues grew 72% from $921,037 to $1,582,420 for the three months ended September 30, 1997 as compared to the comparable period in 1996. Listed below is a breakdown of the revenue billing categories.

                                                                                 THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                              ---------------------------------------
                                                                                 1996         1997        % CHANGE
                                                                              ----------  ------------  -------------
Revenue
  Dial-Up Service...........................................................  $  355,867  $    568,707           60%
  Dedicated access Service..................................................     191,615       556,329          190%
  Web Services..............................................................     107,850       323,569          200%
  Equipment.................................................................     215,252        92,857          (57%)
  Other.....................................................................      50,453        40,957          (19%)
                                                                              ----------  ------------          ---
    Total...................................................................  $  921,037  $  1,582,419           72%
                                                                              ----------  ------------          ---
                                                                              ----------  ------------          ---

DIAL-UP SERVICE

The Company's strategy is to provide an high quality service with few busy signals. In the past the Company was not prepared to offer flat rate pricing for unlimited access service, however, on November 4, 1997, the Company announced a flat rate offering to the Denver, Colorado and Boulder Colorado markets. This offering has become more economically attractive than in the past due to lower costs for circuits and a lower cost per port for dial up access. The new offering includes higher speed modem access using K 56 Flex technology.

The table below shows the composite weighted average billing rate for full service Internet access by quarter for 1995, 1996, and 1997. The reduction in the average rate for September 1997 is the result of a change in the joint venture locations average rates resulting from the termination of Alamosa and Leadville joint ventures. The remaining joint ventures have an higher percentage of lower rate services.

                            FOR THE THREE MONTHS ENDED

   MAR        JUN        SEP        DEC        MAR        JUN        SEP        DEC
  1995       1995       1995       1995       1996       1996       1996       1996
---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
$20.52.... $   20.42  $   20.88  $   21.02  $   20.97  $   20.33  $   20.41  $   20.50

   MAR        JUN        SEP
  1997       1997       1997
---------  ---------  ---------
$20.10.... $   20.04  $   19.65


The Dial-up business continued to experience growth based on reputation, trade show attendance, and marketing by joint venture partners in outlying areas of Colorado. Dial-up Service has been split approximately evenly between commercial and residential customers throughout 1995,

1996, and 1997 based on customer count. Based on revenue the split between commercial and residential customers is 35% to 65% respectively. Dial-Up revenues increased from $355,867 to $568,708 or 60% from the three months ending September 30, 1996 to the three months ending September 30, 1997.

RMI has established business alliances with five, locally-based unrelated parties for the purpose of providing Internet services in secondary markets in the State of Colorado. Each of these joint ventures is conducted under a written agreement that provides for the locally-based party to provide equipment and marketing services while RMI provides Internet access and administrative services. Dial-up revenues based on these joint ventures generated $ 92,071 in revenues for the three month period ending September 30, 1996 and $ 99,594 for the same period in 1997, for an increase of 8%. The joint venture points of presence (POP) began in the second quarter of 1995 and grew to six locations by the end of 1995 and eight locations by the end of 1996. Effective July 3, 1997, the joint venture relationship with Zero Error Networks (ZEN) was terminated. Under the termination agreement, the Company will operate the Pueblo POP as a Company only location and ZEN will operate Alamosa, Leadville, and Hayden locations. The Joint Venture in Grand Junction, Colorado was terminated by the Company effective April 30, 1997.
The marketing efforts by the locally-based joint venture partner in this location were minimal and sales were less than $1,000 per month. The Company is pursuing options to operate this facility and add dedicated as well as Dial-Up customers.

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

Dedicated business has grown based principally on ISDN and high speed circuits (56K, DS-1, and DS-3) growth. ISDN sales have grown from $25,989 to $177,792 from third quarter 1996 to third quarter 1997 for an increase of 584%, while high speed circuits have increased from $116,272 to $240,730 for the same periods for an increase of 107%.

The table below shows the quarterly customer count by each of the component services offered for dedicated access as of the dates indicated:

                          MAR 31      JUN 30       SEP 30       DEC 31       MAR 31       JUN 30      SEP 30       DEC 31
SERVICE                    1995        1995         1995         1995         1996         1996        1996         1996
----------------------  ---------  -----------  -----------  -----------  -----------  -----------   ---------   ----------
Private Port..........  29              30           36           35           42           47           46           54
56 Kbps...............  18              27           27           34           47           69           71           72
ISDN..................  0                0            0            2            3           13           46           80
T-1...................  7               10           10           11           16           25           29           30
Colocation............  0                1            4            4            6            4            5            6


                                       MAR 31      JUN 30       SEP 30
SERVICE                                 1997        1997         1997
------------------------------------  ---------  -----------  -----------
Private Port........................   50                41          36
56 Kbps.............................   78                72          65
ISDN................................  168               193         211
T-1.................................   65                84          99
Colocation..........................   11                12          11


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


  MAR         JUN      SEP        DEC          MAR       JUN      SEP     DEC
 1995         1995     1995       1995         1996      1996     1996    1996
 -----        -----    -----      -----        -----     -----    -----   -----
   1           21        45        90          157          217    242     341


    MAR          JUN          SEP
   1997         1997         1997
   -----        -----        -----
    418         424          417

Web page hosting accounted for $58,391 of revenue in the third quarter of 1996 and $122,489 in the third quarter of 1997 for an increase of 110%.

Web page production increased from $43,533 for the third quarter 1996 to $189,763 for the third quarter 1997 for an increase of 336%. The Company increased the size of the Web production department as well as provided customers more complex applications. The growth in Web hosting business plus the activities of the Company's direct sales force helped to drive this part of the business. The Company did not have a direct sales force until December, 1995.

OTHER REVENUE

Other revenue includes training revenue ($1,800 increased to $4,025), network consulting ($25,469 decreased to $11,376)and sales from the Information Exchange, a voice messaging subsidiary ($0 increased to $25,366). The Information Exchange was acquired in a stock transaction in late 1996.

GROSS PROFIT

Gross profit consists of total revenue less the cost of delivering services and equipment. The gross profit from Internet access and services was 73% of revenues from that segment for the three months ended September 30, 1996 and 78% of revenues from that segment for the same period in 1997. The higher gross profit for the third quarter 1997 resulted due to credits received from US West relating to circuit overcharges in excess of $100,000. In late December, 1996, the Company implemented a frame relay network using Cascade switches. The switches are connected with a DS-3 fiber optic network to provide a high speed and highly reliable connection. The implementation of this network has provided very high capacities for connections and has resulted in a short term erosion of gross margin while the capacity is sold. Future circuits sold on this network should have high yields because the capacity is in place. Gross profits on equipment sales were 8% and 25% for the 3 month periods ending September 30, 1996 and 1997 respectively. Sale of equipment is provided as an accommodation to the Company's customers and gross profit margin will vary considerably based on the mix of products sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by 68% from the three months ended September 30, 1997 over the same period of 1996. This increase resulted from the overall expansion of the business and is in keeping with the strategy of building an organization capable of handling rapid growth and expansion. Administrative expenses increased by 88% from $132,367 to $248,637 from the three months ended September 30, 1996 to the same period of 1997. Compensation and related personnel costs increased from $683,913 to $961,552 or 41% from the three month period in 1996 to 1997. Personnel were added in all areas to expand the Company's sales efforts, technical support, and administrative capabilities. The Company believes that future revenue growth will not require a proportional increase in personnel expense as the Company believes that it is positioned to experience economies of scale. Advertising, trade shows, and marketing expenses increased from $46,593 to $65,995 or 42% for the three months ended September 30, 1996 as compared to the same period for 1997. Outside services expense increased from $72,787 to $214,753 or 195% for the second quarter of 1967 over the second quarter of 1996. The Company has used "temporary to hire" programs for Web production staff and technical support to identify for hiring qualified personnel. Depreciation and amortization in regards to equipment, software, furnishings, and capital leases increased from $72,592 to $229,296 or 216% due to establishing a "state of the art" data center, implementing the frame relay network with Cascade switches, expansion of equipment for dial up connections, plus equipment for administrative use. Communication expense in the form of 800 number lines, long distance, and general administration decreased to $54,112 from $59,281 for the three months ended September 30, 1997 to the same period in 1996.

Nine Months Ended September 30, 1996 and 1997

The Company's revenues grew 109% from $2,124,402 to $4,431,787 for the nine months ended September 30, 1997 as compared to the comparable period in 1996. Listed below is a breakdown of the revenue billing categories.

                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                             --------------------------
                                                 1996          1997        % CHANGE
                                             ------------  ------------  -------------
Revenue
Dial-Up Service............................  $  1,048,792  $  1,735,386           65%
Dedicated access Service...................       440,917     1,365,158          210%
Web Services...............................       254,945       791,455          210%
Equipment..................................       316,469       296,442           (6%)
Other......................................        63,279       243,346          285%
                                             ------------  ------------          ---
Total......................................  $  2,124,402  $  4,431,787          109%
                                             ------------  ------------  -------------
                                             ------------  ------------  -------------

DIAL-UP SERVICE

The Dial up business continued to experience growth based on reputation, trade show attendance, and marketing by joint venture partners in outlying areas of Colorado. Revenues increased from $1,048,792 to $1,735,386 or 65% from the nine months ending September 30, 1996 to the nine months ending September 30, 1997.

RMI established business alliances with five unrelated parties for the purpose of providing Internet Services in secondary markets in the State of Colorado. These joint venture agreements provide for the local party to provide equipment and marketing services while the Company provides Internet access and administrative services. Dial-up revenues based on these joint ventures generated $230,366 in revenues for the nine month period ending September 1996 and $376,745 for the same period in 1997 for an increase of 64%. The joint venture points of presence (POP) began in the second quarter of 1995 and grew to six locations by the end of 1995 and eight locations by the end of 1996. Effective July 3, 1997, the joint venture relationship with Zero Error Networks
(ZEN) was terminated. Under the termination agreement, the Company will operate the Pueblo POP as a Company only location and ZEN will operate Alamosa, Leadville, and Hayden locations. The Joint Venture in Grand Junction, Colorado was terminated by the Company effective April 30, 1997. The marketing efforts by the locally-based joint venture partner in this location were minimal and sales were less than $1,000 per month. The Company is pursuing options to operate this facility and add dedicated as well as Dial-Up customers.

DEDICATED ACCESS SERVICE

Dedicated business has grown based principally on ISDN and high speed circuit growth. ISDN sales have grown from $35,833 to $436,012 from the first nine months of 1996 to the first nine months of 1997 for an increase of 1,117%, while high speed circuits have increased from $296,389 to $627,731 for the same periods for an increase of 112%.

WEB SERVICES

Web page hosting accounted for $133,160 of revenue in the nine months ending September 30, 1996 and $316,446 for the same period in 1997 for an increase of 138%.

Web page production increased from $108,440 to $437,182 or 303% for the first nine months of 1996 as compared to the same period in 1997. The Company increased the size of the Web production department as well as provided customers more complex applications. The growth in Web hosting business plus the activities of the Company's direct sales force helped to drive this part of the business.

OTHER REVENUE

Other revenue includes training revenue ($14,575 increased to $20,881), consulting ($25,519 increased to $132,854)and sales from the Information Exchange ($0 increased to $89,005), a voice messaging subsidiary. The Information Exchange was acquired in a stock transaction in late 1996.

GROSS PROFIT

Gross profit consists of total revenue less the cost of delivering services and equipment. The gross profit from Internet access and services was 78% of revenues from that segment for the nine months ended September 30, 1996 and 70% of revenues from that segment for the same period in 1997. In late December, 1996, the Company implemented a frame relay network using Cascade switches. The switches are connected with a DS-3 fiber optic network to provide a high speed and highly reliable connection. The implementation of this network has provided very high capacities for connections and has resulted in a short term erosion of gross margin while the capacity is sold. Future circuits sold on this network should have high yields because the capacity is in place. The gross profit percentage for the nine months ending September 30, 1997, was enhanced due to credits received from US West relating to circuit overcharges in excess of $100,000. Gross profits on equipment sales were 11% and 22% for the nine month periods ending September 30, 1996 and 1997 respectively. Sale of equipment is provided as an accommodation to the Company's customers.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased from $2,616,387 to $5,451,553 or by 108% from the nine months ended September 30, 1996 to the same period of 1997. This increase resulted from the overall expansion of the business and is in keeping with the strategy of building an organization capable of handling rapid growth and expansion. Administrative expenses increased by 82% from $343,473 to $624,668 from the nine months ended September 30, 1996 to the same period of 1997. Compensation and related personnel costs increased from $1,616,212 to $3,003,797 or 86% from the nine month period in 1996 to the same period in 1997. Personnel were added in all areas to expand the Company's sales efforts, technical support, and administrative capabilities. The Company believes that future revenue growth will not require a proportional increase in personnel expense as the Company believes it is positioned to experience economies of scale. Advertising, trade shows, and marketing expenses increased from $153,442 to $195,291 or 27% for the nine months ended September 30, 1996 as compared to the same period for 1997. Outside services expense increased from $116,888 to $530,304 or 354% for the first nine months of 1996 over the first nine months of 1997. The largest components of the increase are professional services for consultants ($144,915), legal expenses ($99,735), accounting services for the year end audit and SEC reporting assistance ($62,397), and clerical accounting staff, Web production staff, and customer technical support staff hired on a temporary to permanent basis ($223,257). Depreciation and amortization in regards to equipment, software, furnishings, and capital leases increased from $184,467 to $646,308 or 250% due to establishing a state of the art data center, implementing the frame relay network with Cascade switches, expansion of equipment for dial up connections, plus equipment for administrative use and amortization of customer lists from acquisitions. Communication expense in the form of 800 number lines, long distance, and general administration increased from $140,810 to $201,219 or 43% for the nine months ended September 30, 1997 to the same period in 1997. This increase is reflective of the companies growth plus the increase of toll free 800 technical support service offered for dial in customers.

OTHER OPERATING EXPENSE

During the second and third quarters of 1997, the Company incurred one time expenses for: a write-off of Joint Venture project costs in Grand Junction and Burlington, Colorado in the amount of $45,113, a write down of inventory for sale in the amount of $23,031, and expense of $267,216 relating to termination of employees, and $107,233 of legal expenses relating to the terminations and defense of the lawsuit referenced in Part II, Item 1 of this document.

LIQUIDITY AND CAPITAL RESOURCES

The initial public offering was completed on September 5, 1996. Operating cash flow and earnings for the remainder of 1997 are projected to be negative. The Company continues to build infrastructure and human resources to position itself to be a prominent Internet provider in the regional market. The Company will utilize lease financing, as available, for capital acquisitions. The Company raised $1,117,920 net funds from a Private Placement by issuing 310,500 units. Each unit is composed of two shares of common stock and one warrant to buy one share of common stock at $3.00 per share. The Company has incurred losses since inception and has experienced negative operating cash flow in the first nine months of 1997. The Company's operations used net cash of approximately $1,670,999 for this period. The cash used by operating activities is primarily attributable to the Company's continued expansion of its facilities and employee base in anticipation of continued growth in revenues.

The Company acquired $489,590 of property and equipment during the first nine months of 1997 primarily to complete the Operations Data Center and for various other needs. Additionally, the Company acquired the dedicated high speed and dial-up subscribers and certain equipment from ONE, Inc. for a combination of stock and cash. The cash portion was $150,000 of which, $24,700 was allocated to equipment acquisition.

The Company has a bank line of credit in the amount of $200,000 of which $199,250 is drawn at September 30, 1997. This credit line was paid off in early October, 1997 and has not been renewed. The Company's office lease is secured by a pledge of a treasury note of $250,000.

As of September 30, 1997, the Company had negative working capital of $1,840,605. This included $287,196 of cash and cash equivalents and $276,918 of investments in financial instruments convertible to cash. Trade receivables as of that date were $662,737. Current liabilities as of that date were 3,174,098, including $1,314,787 of accounts payable, $577,172 of current maturities of long-term debt and capital lease obligations, $178,614 of accrued payroll and related taxes, and $485,819 of accrued expenses attributable primarily to deferred office rent, preferred stock dividend payable, accrual for unbilled circuit costs, and amounts due joint venture partners pending cash collections. Also included in current liabilities as of that date is $388,550 of deferred revenue, which represents differences in the timing of payments by customers and recognition of the related revenue.

RMI is an Internet Service Provider (ISP) with an high growth rate (as discussed elsewhere in this document). The Company's growth is dependent on building a strong infrastructure and hiring high quality sales, technical, and administrative personnel. In order to build the infrastructure and acquire the human resources needed to maintain an high growth rate, the Company has operated with a negative cash flow from operations during 1996 and projects to continue to do so through 1997. The Company's cash requirements are relatively fixed for the near term and the Company expects to generate positive operating cash flows at a point in 1998 if revenues continue to increase according to expectations without any significant cost increases. Effective October 1, 1997, (with funding on October 3, 1997), Mr. Douglas H. Hanson purchased 1,225,000 common shares at $2.00 per share for a total purchase price of $2,450,000. Additionally, he acquired warrants to purchase 4,000,000 additional shares at $1.90, which warrants are exercisable for eighteen months. The complete details of the transaction are reported in a current report on Form 8K filed with the U.S. Securities and Exchange Commission on October 6, 1997. These funds along with cash flow from operations are expected to be sufficient to fund working capital until cash flows turn positive. There can be no assurance however that this will occur.

The Company's common stock is traded on the Nasdaq SmallCap Market. The Directors of The Nasdaq Stock Market, Inc. changed Nasdaq Listing Requirements. A minimum maintenance standard of two million dollars in net tangible assets is included in the new listing requirements. Assuming the Company's revenue and expense trends continue and no additional equity funds are infused into the Company by December 31, 1997, the Company expects it will fall below the minimum Nasdaq SmallCap Market listing requirement for tangible net worth. However, the Company anticipates any deficiency will be correct by an additional equity investment. Nevertheless, there is no assurance that the Company will obtain the funds necessary to meet these listing requirements.

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

    10.2     Asset Purchase Agreement--Acquisition of Compunerd, Inc. **

    10.3     Confirmation of $2.0 million lease line of credit **

    10.4 Agreement between MCI and Rocky Mountain Internet, Inc. governing the provision of professional information system development services for the design and development of the MCI internal Intranet project referred to as Electronic Advice. **

    10.5     Sublease Agreement--Febuary 26, 1997--1800 Glenarm, Denver,
             Colorado

    10.6     Acquisition of The Information Exchange ****

    10.7     Asset purchase of On-Line Network Enterprises ****

    10.8     1996 Incentive Compensation Plan--Annual Bonus Incentive ****

    10.9     1997 Incentive Compensation Plan--Annual Bonus Incentive ****

   10.10 Termination Agreement of joint venture between Rocky Mountain Internet, Inc. and Zero Error Networks, Inc. *****

   10.11     Private Placement Memorandum *****

   16.1      Letter re change in certifying accountant ***

   23.1      Consent of McGladrey & Pullen, LLP ****

   23.2      Consent of Baird Kurtz & Dobson ****

   27.1      Financial Data Schedule


* Incorporated by reference from the Company's registration statement on Form SB-2 filed with the Commission on August 30, 1996, registration number 333-05040C.

** Incorporated by reference from the Company's Form 10-QSB filing dated November 14, 1996.

*** Incorporated by reference to the Company's Form 8-K filing dated
    January 28, 1997.

****Incorporated by reference to the Company's Form 10-KSB dated March 31, 1997.

*****Incorporated by reference to the Company's Form 10-QSB dated June 30, 1997.

    (b) Reports on 8-K. State whether any reports on Form 8-K were filed during the last quarter of the period covered by this report, listing the items reported, any financial statements filed and the dates of such reports.

Item 5--Other Events, filed on August 21, 1997. The Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that the Company's capital and surplus was less than the $1,000,000 required to maintain listing on the Nasdaq SmallCap market and, that in light of such circumstances, the Company's common shares were subject to delisting from the market effective as of August 29, 1997.

Item 5--Other Events, filed on October 1, 1997. The Company signed a non-binding letter of intent with a third party investor on September 17, 1997 under the terms of which the Company would sell to the investor newly-issued common shares of the Company representing 13 percent of the outstanding common shares of the Company (as such percentage is determined on a fully diluted basis after the issuance of shares to the investor and giving effect to the dilution resulting from the exercise or conversion of any warrants, options, convertible preferred shares or other similar interests in the Company outstanding on the date hereof) for a cash purchase price of approximately $2,450,000.

Item 1--Changes in Control of Registrant, filed on October 6, 1997. On October 1, 1997, Mr. Douglas H. Hanson obtained effective control of Rocky Mountain Internet, Inc., by entering into a series of agreements wherein he invested $2,450,000 in the Company in exchange for 1,225,000 shares of common stock at a price of $2.00 per share in addition to acquiring warrants, options, and voting rights from certain shareholders. Item 7. Financial Statements and Exhibits as related to the change in control.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                              Date: November 13, 1997

                                              By:

                                              /S/ DAVID L. EVANS
                                              ---------------------------
                                              David L. Evans
                                              Chief Financial Officer
                                              and Executive Vice President



                                              /S/ DOUGLAS H. HANSON
                                              ---------------------------
                                              Douglas H. Hanson
                                              Chairman, Chief Executive
                                              Officer, and President