Form 10KSB
period 1997-12-31
ROCKY MOUNTAIN INTERNET INC
filed 1998-03-31
CIK 1003282

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)
     X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----------  EXCHANGE ACT OF 1934
For the fiscal year ended  December 31, 1997
OR
______________     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from  _____________ to ____________

                         COMMISSION FILE NUMBER:  001-12063
                                                  ---------
                           ROCKY MOUNTAIN INTERNET, INC.
                   (Name of Small Business Issuer in its Charter)

Delaware                                               84-1322326
--------                                               ---------------
State or other jurisdiction of                         I.R.S. Employer
incorporation or organization                          Identification

1099 18th Street, Suite 3000 DENVER COLORADO           80202
--------------------------------------------           --------
Address of principal executive offices                 Zip Code

Registrant's telephone number, including area code:    303-672-0700
                                                       ------------

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to section 12(g) of the Act:

     Common Stock,  par value $.001 per share
     Warrants to purchase common stock
     Units, consisting of one share of common stock and one warrant

Check whether the issuer (1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been
subject to such filing requirements for the past 90 days. Yes  X   No    .
                                                             -----   ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenue for its most recent fiscal year.  $6,127,111
The aggregate market value of the voting stock held by non-affiliates of the registrant on March 13, 1997, based upon the closing price of the Common Stock on the NASDAQ SmallCap Market for such date, was approximately $9,731,829.

The number of outstanding shares of the registrant's Common Stock as of March 13, 1997, was approximately 7,126,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (Check one):  Yes       No  X
                                                                ----     ----

                                       PART I

ITEM 1. DESCRIPTION OF BUSINESS

Certain information contained in this Annual Report on Form 10-KSB, including "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", contain forward-looking statements. The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will continue to design, market and provide successful new services, that competitive conditions will not change materially, that demand for the Company's services will continue to grow, that the Company will retain and add qualified personnel, that the Company's forecasts will accurately anticipate revenue growth and the costs of producing that growth, and that there will be no material adverse change in the Company's business. In light of the significant uncertainties inherent in the forward-looking information included in this Form 10-KSB, actual results could differ materially from the forward-looking information contained in this Annual Report on Form 10-KSB.

Rocky Mountain Internet, Inc (the "Company") is a Delaware corporation with its executive offices in downtown Denver, Colorado. The Company also has a call center and operating facility in Colorado Springs. On December 31, 1997 the Company had approximately 72 employees located at its corporate offices in Denver and in Colorado Springs, Colorado.

At present RMI is a regional Internet Service Provider ("ISP") with a network infrastructure comprised of a leased high speed fiber optic backbone, computer hardware and software, and points of presence ("POPs") in nine Colorado cities providing access availability to more than 85% of the population in Colorado.

RMI is a company in transition. The company recently created a subsidiary named Rocky Mountain Broadband Inc ("RMBI") for the purpose of offering broadband telecommunication services. In preparation of providing these services, RMBI filed an application with the Colorado Public Utilities Commission ("CPUC") to become a Competitive Local Exchange Carrier ("C-LEC") in all of US West's operating territory in the State of Colorado. If the application is approved by the CPUC, RMBI will offer all of the communication services currently offered by US West and other carriers of this type.

The Company recently announced that it would begin offering IP Telephony originating service in Colorado Springs, Boulder, and Denver Metro area. By offering this product RMI can compete in the Long Distance business in those areas at very competitive rates.

In addition, RMI has entered into an agreement with PSI Net, a nationwide backbone provider, with 235 POPs throughout the United States. This agreement will give the Company nationwide capability to offer dial up and dedicated services at every location in every city in which PSI has a POP. By entering into the agreement RMI can provide service without the cost of installing expensive equipment as would normally be required in a situation like this.

The Company has also entered into an agreement with PacNET, a nationwide, frame relay provider, thus giving RMI the ability to offer Frame Relay and other high bandwidth products to small and medium size businesses.

The Company currently offers a wide range of Internet products as a full service Internet company. Those products include dial-up access, dedicated high speed access, Integrated Services Digital Network ("ISDN") service, fractional T1's (transmissions speed up to 1.54 megabits per second), Flex 56 (enhanced speed modem services), and other internet related services to businesses and individuals including World Wide Web ("Web") services, data services and network frame relay services. The Company prides its self in offering exemplary customer service at competitive prices. The Company's high speed, digital telecommunications network provides subscribers with direct access to the full range of Internet applications and resources in E Mail, World Wide Web sites USENET newsgroups and FTP software. The Company continues to experience rapid growth in all areas of its subscriber base.

INDUSTRY OVERVIEW

The Internet had its origins in 1969 as a project of the Advanced Research Project Agency ("ARPA") of the U.S. Department of Defense. The network established by ARPA was designed to provide efficient connections between different types of computers separated by large geographic areas and to function even if part of the network became inoperative. Historically, the infrastructure was used by academic institutions and governmental agencies for remote access to host computers and electronic mail communications.
Accordingly, the U.S. government historically provided the majority of funding for the infrastructure. However, as the modern Internet developed and became commercial, funding shifted to the private sector. The number of worldwide Internet users continues to increase significantly. In addition, the number of domains registered, which the Company believes is a forward-indicator of activity on the Internet, has increased at a rapid pace. The Company believes that there are several key drivers responsible for the rapid proliferation of Internet use:

          SERVICE QUALITY: the Company's motto is "Customer Service is our #1 Priority". Quality will be the differentiating aspect that sets RMI apart from the other carriers.

     - Improving Performance - There have been significant bandwidth, communications, and price/performance improvements in communications over the Internet. These developments make the Internet an increasingly attractive medium for conducting business, adding convenience, and attracting more users.

     - High speed Modems - As the installed personal computer ("PC") base has grown, it has become increasingly common for those PCs to have a modem connection. Many new computers now have higher speed, pre-installed modems, such as a K56 Flex, allowing connections to be made even more easily.

     - Improved Content - As the Internet grows new information and services available on the Internet have attracted attention and created a more widespread appeal.

     - Expansion of LANs and WANs - Corporate, government, and educational local area networks ("LANs") and wide area networks ("WANs") are expanding and these installed networks enable multiple users to be connected to the Internet through a single point of contact. Therefore, the actual number of Internet users connected through these LANs and WANs greatly exceeds the number of connection points.

     - Extranet - Businesses can set up a proprietary Network or Virtual Private Network ("VPN") using the Internet. A VPN is a secure and cost effective means of data communication.

     - Expectations for Electronic Commerce over the Internet - With the increased recognition of the Internet's potential as a medium for marketing and purchasing, a growing number of companies are initiating or expanding their use of the Internet for commercial purposes.

     - Dramatic Increase in Navigational and Utility Tools - The proliferation and improvement of software tools and browsers, which facilitate Internet use, have attracted more users. The World Wide Web browsers and other user-friendly interfaces have made it easier for users to access desired information on the Internet.

A convergence is occurring in the Internet industry as more traditional Internet providers become communications companies and communication companies become Internet companies. These factors are creating an environment in which individuals and businesses and other organizations perceive a compelling need to establish Internet access and an Internet presence. The Company believes that its Internet access, Web service and value-added service offerings are particularly appealing to businesses for a number of reasons. For example, many businesses are accustomed to working with a vendor with a local presence and may prefer to contract with an Internet service provider such as RMI which has a local presence and the experience and reputation of providing quality and dependable service. Furthermore, many businesses have Internet requirements that go beyond the simple access that most Internet service providers offer. These Internet requirements include security, network consulting, high-bandwidth managed access and data services.

THE RMI STRATEGY

RMI is implementing a strategy to become a full service telecommunications company providing a full complement of communication services on a resell basis, a one stop shop for the small and medium size business user and the consuming public. As a full service Internet provider RMI will continue to offer full Web services, including production of Web sites, the hosting of Web sites and the marketing of Web sites. RMI believe the foundation for business growth and Electronic Commerce ("E Commerce") will be through the creation, hosting and marketing of Web sites. As more companies want to sell their products and services over the Internet, the demand for Web services is expected to increase rapidly. This will require an E Commerce solution for most Web sites that will be developed for the business community. RMI will seek to provide that capability to its customers. Marketing will play a more important role for Web Site owners, as more people will want to monitor the activity on their site. As a more full featured communications company, RMI will offer the more traditional Local and Long Distance Services such as 1-plus-operator services, calling card services and conferencing.

As the demand for speed increases, RMI will meet the challenges of providing greater bandwidth to its customers. The Company will seek to meet the challenge through various types of dedicated connections at the local loop level and greater bandwidth at the backbone level. As ADSL (asymmetric digital subscriber line - a high speed data transmission technology over telephone lines) and similar services are deployed, RMI will also provide these services at competitive prices.

The cable industry faces considerable challenges to enter the Internet access market. The high cost of cable modems and the cost to upgrade systems may continue to slow that segment of the industry. Given the significant cost for the cable companies to rapidly deploy Internet services over coaxial cable, the traditional wire line carriers will remain the dominant providers of Internet access in the near term.

IP Telephony, the new kid on the Internet block, is an anticipated source of revenue enhancement for RMI. It will become more prevalent in its use for companies and people who want a low cost solution to long distance telephone communication. RMI recently announced its entry into that segment of the market, originating service along the Rocky Mountain front range beginning in April with roll out to other cities as the RMI network is expanded. Customers will be able to call anywhere in the USA for only 7 cents per minute.

RMI SERVICES TODAY & TOMORROW

Today, RMI primarily provides two high quality services which it believes, are competitively priced: Internet access service and Web services. Internet access services can be divided into two basic categories: personal accounts for individuals and small businesses that connect to the Internet via a modem (referred to as "dial-up" accounts), and high speed dedicated accounts (principally for medium to large business users) that connect to the Internet via dedicated telecommunications lines. Dial-up subscribers can access the Internet by calling RMI's local POPs. RMI's dedicated accounts consist of subscribers that desire to connect internal computer networks to the Internet. The Company offers a wide variety of service options, which vary in price depending upon the features included and the data rate, or bandwidth, of the connection. RMI bills its Internet access subscribers monthly, quarterly or annually in advance. A significant percentage of individual accounts are billed automatically through pre-authorized credit card accounts. RMI also provides complete installation services, sales of turnkey networking equipment, education and training services, and an efficient technical support and network monitoring support team.

Web services can also be divided into three basic categories: Web hosting services and Web production (or content) and Web Marketing. RMI designs Web sites and performs additional programming for Web sites on behalf of its business subscribers. Charges for Web site design and programming vary widely with the size and complexity of the project. RMI's Web services produce Web sites that make use of original graphic arts, interactive forms, data base queries and search engines. RMI also hosts Web sites on behalf of its customers enabling them to have a continued presence on the Internet. In addition, RMI offers its customers a marketing strategy to insure that their Web sites are visited by would be customers.

TOMORROW - RMI WILL OFFER

As RMI expands its product offerings and geographical reach, the Company will focus on six core products.

1. Dedicated high-speed large bandwidth service to the small and medium size business user, such as ADSL, ISDN & T1's, Fractional T1's and DS3's.

2. Dial up access service to the residential community, focused on easy user interface and access to information on the World Wide Web.

3. IP Telephony with the ability to offer price competitive service to both the residential user and the small business user.

4. Traditional long distance service with all the enhancements customers generally are looking for such as calling cards, debit cards and operator services. This unit would also provide private line services to the small and medium size business, including ATM, Frame Relay, VPN and other traditional private line services.

5. Web Services, including production, hosting, marketing and E Commerce solutions.

6. Integration, Technology and Engineering Services for small and medium business including fire wall installations, local area networks ("LAN") and wide area network ("WAN") installation along with maintenance and management of those facilities.


RMI'S VALUE-ADDED SERVICES

DATA CENTER SERVICES As more people use the Internet to shop for products and services, the demands on shared server resources are increasing. RMI offers businesses the alternative of collocating their servers at RMI; thereby taking cost-effective advantage of the Company's centralized Internet resources. For example, a Web developer who collocates a server at RMI can save 40% to 60% of the monthly cost of maintaining that server in-house.

In addition, RMI has established itself as a provider's provider for Internet transportation services. The company facilitates and enables businesses that want to provide Internet transportation services, such as Hypertext Transfer Protocol ("HTTP") for Web, Simple Mail Transfer Protocol ("SMTP") for mail, Network News Transfer Protocol ("NNTP") for news, File Transfer Protocol ("FTP") for file transfer, and Internet Group Multicast Protocol ("IGMP") for multimedia.

ON-LINE NETWORK REPORTS RMI operates a password-protected on-line network reporting service to allow customers to monitor the traffic and performance of both RMI's network and the client's Internet connection in 15-minute increments. The reports provide hourly, daily or weekly access to high-resolution maps, tables, and graphs detailing the availability of specific WAN links, network bandwidth, and error rates to help users prioritize their internal network activities and reduce network management expenses.

TRAINING CENTER. RMI's headquarters in downtown Denver includes a training center with 12 workstations. Customers can schedule their employees for various levels of Internet training, ranging from basic access training to HTML programming. Customized, one-on-one training is also available, either at RMI's facility, or at the customer's site.

BUSINESS RELATIONSHIPS

The Company has established three business alliance agreements covering three POP locations with unrelated parties pursuant to which the Company and the unrelated parties provide Internet services in certain rural areas and smaller population centers in Colorado. Each of the parties to these agreements is a local small business or businessperson who is not otherwise affiliated with the Company. These agreements provide for the local party to provide equipment and marketing services while the Company provides Internet access and administrative services. The agreements provide for most revenues from accounts in the geographic areas covered by the agreements to be split equally between the Company and the local party.

These arrangements apply in specified territories outside of the main Colorado population areas and accounted for approximately $480,00 in total 1997 revenue. Each of these alliances is for an unspecified term and is terminable by the local party on three months notice, subject to certain rights of the Company to purchase the interest of the other party on termination. Although the Company may enter into additional similar business alliances in the future, management expects that revenues from such alliances will represent a proportionately smaller part of total revenues as the Company expands its operations in the future.

NETWORK INFRASTRUCTURE

RMI believes that its future success in the Internet access services market depends in part on its ability to enhance its current service offerings for individuals and businesses and to advance the capabilities and capacity of its telecommunications network. The Company operates five B-STDX 9000 Cascade switches within a regional backbone network. The B-STDX switch is a wide area network ("WAN") switch that simultaneously supports Frame Relay, Switched Multimegabit Digital Service ("SMDS"), Integrated Services Digital Network ("ISDN"), and Asynchronous Transfer Mode ("ATM") on a single platform. RMI installed these switches in various locations in the cities of Denver, Colorado Springs and Boulder. These switches are interconnected via a DS3 network.

The Company is continuing to optimize and increase the capacity and capabilities of its telecommunications network. The Company currently is working to increase
its speed, reliability, and network fault tolerance.   The Company  operates a
data center, which is located at the corporate head office at 1099 18th Street, in Denver. The data center is an environmentally controlled facility with built in network redundancies, dual air conditioning systems, an FM 200 fire protection system and generator power backup supported by an Uninterrupted Power Supply. This facility not only provides redundancies and stability to the Company's network, but also allows the Company to make this facility available to those clients that want the ability to collocate their Web servers in the RMI data center and pay RMI for use of the facility and gain high bandwidth access to the Internet.

OPERATIONS AND CUSTOMER SUPPORT

The Company has approximately 30 employees dedicated to technical dial-up support, commercial account support, network operations and customer service. The Company's Colorado Springs location facilitates the Call Center for its dial-up & dedicated technical support group that provides phone support for dial-up & dedicated subscribers. RMI also established a separate commercial support group for commercial high speed access clients which involves phone support, on-site support and installations. The Company's network support team concentrates on the performance, stability and repair of the Company's network, network equipment and servers.

SALES AND MARKETING

RMI's growth in its subscriber base is attributable to word-of-mouth referrals primarily in the individual dial-up market. The Company has a direct sales group in order to support a strong focus on business customers. The Company is delivering high-speed Internet access solutions and Web services to business customers in its regional markets and is differentiating itself through an on-site consultative approach, high-quality services and exemplary customer
service.   RMI has increased its effort by adding four inside sales people to focus on the dial up market and two field sales people focused on Web services. RMI believes that its ability to differentiate itself from the national Internet access providers, long distance providers and regional telephone companies can best be achieved in the business market by becoming a one stop shop and providing the highest quality of service at competitive prices.

The Company currently employs eight field sales people, seven of whom work in the Company's Denver office and one of whom works out of the Company's Colorado Springs office. Due to RMI's full service Web competence, a lot of Web business comes to RMI by word of mouth. However, field sales people do not rely on inbound leads alone, but actively pursue new business relationships. The Company plans to continue to expand its direct field sales force and inside sales group in order to increase its market coverage. RMI also employs a customer service group, currently comprised of six people, who concentrate on business client retention.

The Company intends to increase its advertising and to maximize the amount of local newspaper, radio and television exposure with press releases and interest articles on the Company.

COMPETITION

The Internet connectivity business is highly competitive, and there are no substantial barriers to entry. The Company believes that competition will intensify in the future and its ability to successfully compete depends on a number of factors including market presence, the capacity, reliability, and the security of its network infrastructure, its pricing of services compared to its competitors, the timing of new products and services by the Company and its competitors, the Company's ability to react to changes in the market, and industry and economic trends. The Company's competitors consist of (1) regional Internet access providers, (2) national Internet service providers, (3) on-line services companies, (4) regional telephone companies and national long distance carriers, and (5) hardware/software companies and cable operators.

REGIONAL INTERNET ACCESS PROVIDERS. The Company's competitors include numerous regional Internet access providers, including SuperNet, Inc. a subsidiary of Qwest Communications. SuperNet was formed by the Colorado Advanced Technology Institute, and is the closest competitor to RMI in the State of Colorado. It has been in business since 1986. Internet Express, Inc. is an Internet provider in Colorado Springs that currently offers service in the states of Colorado, Texas, Arizona and Washington.

NATIONAL INTERNET SERVICE PROVIDERS. National Internet service providers include companies such as NETCOM, a division of ICG Telecom Group, Inc., PSINet, Inc., UUNET, a division of Worldcom, Inc., and BBN, a division of GTE Corp. These national competitors have established national and international networks, providing extensive coverage throughout the U.S. and select international locations. NETCOM, PSI and UUNET have established communications and network infrastructure, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote more resources to the marketing and sale of services, than the Company. NETCOM, PSI and BBN have targeted the individual dial-up market, while UUNET has specifically targeted the business markets.

ON-LINE SERVICE COMPANIES. Other competitors include the national on-line service providers including America On-line, Inc., Delphi Internet Services (a division of News Corp.), and Genie (a division of General Electric Information Services). Most of the established on-line services are rapidly expanding their Internet access services in order to offer more direct access to the Internet at more competitive prices. On-line service companies are focused on the individual dial-up market and are becoming direct competitors with the national Internet providers and the long distance carriers.

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


HARDWARE/SOFTWARE COMPANIES AND CABLE OPERAT0RS. In 1995, Microsoft Corporation announced its entry into the on-line service business with "Microsoft Network", a consumer on-line service that was released as a standard integrated feature of the Windows 95 operating system. Microsoft Corporation has recently focused its significant resources on its new Web browser software called Microsoft Network Explorer and has proceeded to sign strategic distribution agreements with America On-line Inc. and AT&T. IBM's most recent version of its OS/2 operating system software includes Internet utilities, and IBM has announced plans to introduce Internet connectivity through its own private communications network. Cable operators such as Tele-Communications, Inc ("TCI") have also announced their intention to utilize their cable networks to offer Internet services. Cable modems have the capacity to transmit at speeds up to 10 Megabits per second versus the normal telephone dial-up speed of 28.8 kilobits per second. Several cable companies are in the process of upgrading their systems to handle the Internet because cable services were not originally designed for the two-way nature of Internet traffic.

The Company is not currently subject to regulation by the Federal Communications Commission or any other agency. However, it has filed an application with the CPUC in Colorado to become a competitive local exchange company and will be required to file with the FCC and each state that it operates as a long distance provider.

Because the Internet is a relatively new medium, the legal obligations and First Amendment rights of participants in the Internet, including service providers such as RMI, are not well defined and continue to evolve. The Internet has not been subject to regulation by the Federal Communications Commission or other governmental agencies, as has television, and standards applicable to print publishers and television in respect of the law of defamation and obscenity are not clearly applicable to the Internet. Moreover, to the extent these issues have been considered by the courts, outcomes have not been uniform. In 1996, Congress passed a telecommunications act which, among other things, includes protection from liability for Internet providers who take steps to prevent defamatory material from being published on the Internet and also includes provisions to protect children from indecent material on the Internet. Certain provisions of that legislation regarding the imposition of criminal penalties for publication of indecent materials on the Internet were recently held to be unconstitutional by the United States Supreme Court.


ITEM 2. DESCRIPTION OF PROPERTIES

The Company's corporate headquarters is located in Denver, Colorado at 1099 Eighteenth Street, Suite 3000, where the executive, sales and marketing and administrative functions exist. The Company leases approximately 19,500 square feet in Denver under a lease which expires May 8, 2002. Rental payments under that lease are approximately $31,670 per month. The Company is responsible for its pro rata share of the landlord's operating expenses. The Company also leases approximately 4,000 square feet in Denver at 1800 Glenarm which formerly housed the Corporate headquarters. This facility has been sublet for the remainder of the lease term which concludes January 7, 2001. The Company recognized a loss on the subletting of this space in 1996 of approximately $58,000 which includes the broker commission plus the difference between the rate paid by the Company and the amount realized from the sublet tenant. The Company maintains an office of approximately 8,000 square feet in Colorado Springs which is leased until January, 2000 at a monthly rental of $4,474 plus a prorata share of increases in the landlord's operating expenses. RMI also has leased POP locations in Colorado Springs, Denver, Grand Junction, Loveland, and Pueblo, Colorado. Three additional leased POP locations in Burlington, Durango, and Montrose, Colorado are leased by the Company's partners in independent third party contract arrangements. The Company does not own any real estate.


ITEM 3. LEGAL PROCEEDINGS

On September 6, 1996, Robert Lewis and Storefronts in Cyberspace, L.L.C., filed a complaint in Denver District Court naming the Company as defendant. A jury trial commenced in this case on February 23, 1998. The jury rendered its verdict on February 27, 1998. Rocky Mountain Internet, Inc. prevailed in three of the four claims in the case and received a net judgment of $286.74.

Based on the verdict of the jury, the court found for the plaintiff (Robert Lewis) in the amount of $12,000 on the plaintiff's claim for breach of contract. The court found for the defendant (the Company) in the amount of $12,000 for the defendant's claim for tortious interference with economic advantage. The court found for the defendant in the amount of $285.74 in its claim for account stated (amount past due) and for $1 for the defendant's claim of defamation. The Company is not a party to any other litigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 1997.

A Stockholder Meeting was held on March 12, 1998, for the following purposes:

     1. To elect five members to the Board of Directors to serve for the ensuing year and until their successors are duly elected and qualified;

     2.   To approve the Rocky Mountain Internet, Inc. 1997 Stock Option Plan;

     3. To approve the Rocky Mountain Internet, Inc. 1998 Employees' Stock Option Plan;

     4. To approve the Rocky Mountain Internet, Inc. 1998 Non-Employee Directors Stock Option Plan;

     5. To approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 10,000,000 to 25,000,000;

     6. To approve an amendment to the Company's Certificate of Incorporation to decrease the number of votes required for action on a matter by the stockholders of the Company at a meeting thereof from a majority of the shares of common stock outstanding to a majority of the shares present in person or represented by proxy at a meeting and entitled to vote on the matter;

     7. To approve an amendment to the Company's Certificate of Incorporation to implement a reverse split of the Company's Common Stock of up to one-for-ten, in the event the Board of Directors determines that a reverse stock split is desirable at any time within one year from the date of the March 12, 1998 meeting, with the exact size of the reverse stock split to be determined by the Board of Directors;

     8. To consider and act upon a proposal to ratify the appointment of Baird, Kurtz & Dobson, Certified Public Accountants, as the Company's independent public accountants for the fiscal years ending December 31, 1997 and 1998.

All of the persons who were nominated to become directors of the Company were elected, and all of the above listed proposals were approved by the stockholders. Please reference the Definitive Proxy Statement as filed with the Securities and Exchange Commission Schedule 14A on February 13, 1998 for additional information.


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

                                                       Bid
          1996
                                            High                Low
     Quarter Ended September 30             $2.750              $2.500
     Quarter Ended December 31              $1.625              $1.000

          1997
     Quarter Ended March 31                 $2.750              $1.125
     Quarter Ended June 30                  $3.750              $1.875
     Quarter Ended September 30             $2.625              $2.000
     Quarter Ended December 31              $3.125              $2.375

          1998
     First Quarter(through March 13)        $3.125              $1.875


The number of record holders of the Company's $.001 par value common stock at March 13, 1998 was approximately 96. Based on information supplied by certain of such holders of record, the Company estimates that as of such date there were approximately 600 beneficial owners of its Common Stock. The Company has never declared or paid any dividends on its common stock. Since the Company currently intends to retain future earnings to finance growth, it does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company as of the dates and for the periods indicated. The income statement data for the years ended December 31, 1996 and 1997, and the balance sheet data as of such dates have been derived from financial statements of the Company which have been included herein and which have been audited by Baird, Kurtz, and Dobson, independent public accountants. These data should be read in conjunction with the Company's financial statements and related notes included elsewhere in this Form 10-KSB.

                                                                 Year Ended December 31,
                                                                 1996                1997
STATEMENT OF OPERATIONS DATA:
Revenues                                                 $  3,281,579        $  6,127,111
Gross profit                                                2,177,912           4,066,796
Operating (loss) income                                    (2,281,194)         (3,800,706)
Net (loss) income                                          (2,342,571)         (4,152,853)
Net (loss) income per share (1)                                  (.64)               (.76)

OTHER OPERATING DATA:
Approximate number of subscribers at end of period              9,800              11,040
Number of POPs at end of period                                    11                   9

BALANCE SHEET DATA:
Cash and Cash Equivalents                                  $  348,978        $  1,053,189
Investments                                                 1,356,629                   0
Working Capital (Deficit)                                     370,884            (209,003)
Total Assets                                                5,540,167           5,082,119
Long Term debt                                              1,134,380             904,627
Total Stockholders' equity                                  2,317,437           2,083,370


(1) Loss per share computed based on 3,715,000 Shares outstanding for 1996 and 5,530,000 shares outstanding for 1997. See Note 1 to the Company's financial statements included elsewhere in this report.

The Company's common stock is traded on the Nasdaq SmallCap Market. The Directors of The Nasdaq Stock Market, Inc. changed Nasdaq Listing Requirements. A minimum maintenance standard of two million dollars in net tangible assets is
included in the new listing requirements.   As of December 31, 1997, the
Company's net tangible assets are approximately $407,000 below the $2,000,000 minimum requirement for listing. On March 12, 1998, Mr. Douglas H. Hanson exercised 408,615 of $1.00 options (each option is exercised for one share of common stock) and on March 23, 1998 Mr. Hanson exercised 50,000 warrants (each warrant was exercised at a price of $1.90 for one share of common stock) resulting in a total infusion of equity of $503,615. Listed below is the proforma balance sheets reflecting the effect of the infusion of the equity based on the December 31, 1997 balance sheet, assuming the transaction occurred as of that date. The proforma balance sheet is not indicative of the financial position of the Company as of March 31, 1998.

                           ROCKY MOUNTAIN INTERNET, INC.
                            CONSOLIDATED BALANCE SHEETS
                                     UNAUDITED

                                       ASSETS

                                                                                                          Proforma
                                                                             Dec. 31,     Investment      Proforma
                                                                                 1997                      Giving
                                                                                                         Effect to
                                                                                                         Investment
                                                                                                         (Unaudited)
Current assets
   Cash and cash equivalents                                             $  1,053,189     $  503,615  $  1,556,804
   Trade receivables, less allowance for doubtful accounts; $176,000          672,094                      672,094
   Inventories                                                                 46,945                       46,945
   Other                                                                      112,891                      112,891
                                                                         -------------------------------------------
                                                                           $1,885,119     $  503,615    $2,388,734
Property and equipment
   Equipment                                                                2,927,016                    2,927,016
   Computer software                                                          218,801                      218,801
   Leasehold improvements                                                     190,235                      190,235
   Furniture, fixtures, and office equipment                                  431,814                      431,814
                                                                         -------------------------------------------
                                                                         $  3,767,866     $        -  $  3,767,866
   Less accumulated depreciation and amortization                           1,118,217                    1,118,217
                                                                         -------------------------------------------
                                                                         $  2,649,649     $        -  $  2,649,649
Other assets
   Customer lists                                                             471,096                      471,096
   Deposits                                                                    76,255                       76,255
                                                                         -------------------------------------------
                                                                           $  547,351     $        -    $  547,351
                                                                         -------------------------------------------
                                                                           $5,082,119     $  503,615    $5,585,734
                                                                         -------------------------------------------
                                                                         -------------------------------------------

                         ROCKY MOUNTAIN INTERNET, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       Dec. 31,         Investment         Proforma
                                                         1997                            Giving Effect
                                                                                         to Investment
                                                                                          (Unaudited)
   Current liabilities

         Current maturities of long-term debt             609,390                              609,390
         and obligations under capital leases
         Accounts payable                                 581,366                              581,366
         Deferred revenue                                 345,857                              345,857
         Accrued payroll and related                      182,569                              182,569
         taxes
         Other accrued expense                            374,940                              374,940
                                                      ------------------------------------------------
           Total current liabilities                  $ 2,094,122        $       -         $ 2,094,122

    Long-term debt and obligations under              $   904,627        $       -         $   904,627
        capital leases, less current maturities
                                                      ------------------------------------------------
   Stockholders equity

         Preferred stock, $.001 par value;            $        40                          $        40
         authorized 790,000 shares; issued and
         outstanding 12/31/97,  40,000 shares

         Common stock, $.001 par value;                     6,737               459              7,196
         authorized 10,000,000 shares; issued;
         12/31/97 6,736,889; and outstanding
         12/31/97 6,677,846 shares.

         Additional paid-in capital                     9,284,720           503,156          9,787,876
         Accumulated deficit                           (6,747,050)                          (6,747,050)
         Unearned compensation and other                 (383,077)                            (383,077)
                                                      ------------------------------------------------
                                                      $ 2,161,370        $  503,615        $ 2,664,985
         Treasury stock, at cost  Common:                 (78,000)                             (78,000)
         59,043 shares
                                                      ------------------------------------------------
                                                      $  2,083,370                         $ 2,586,985
                                                      ------------------------------------------------
                                                      $  5,082,119       $  503,615        $ 5,585,734
                                                      ------------       ----------        -----------
                                                      ------------       ----------        -----------

         Tangible Networth                            $  1,612,274                         $ 2,115,889


Note: December 31, 1997 financial statement numbers are derived from audited financial statements contained in this report.

Year 2000 Issues

The Company has begun the process of identifying computer systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has not estimated the cost of addressing the Year 2000 issue. The impact on the Company's operations of failing to make its systems Year 2000 compliant in a timely manner cannot presently be determined.

National Internet Provider

Effective March 11, 1998, the Company entered into an agreement with PSINet, Inc., (refer to Exhibit 10.13: PSINet Wholesale Usage Agreement) whereby the Company obtains access to PSINet's network to provide the Company's customers access to dialup and "switched" network access in over 235 locations nationally. The agreement allows the Company to expand service nationally to provide dial up and ISDN services in each of the locations serviced by PSINet. Customers will receive technical support, e-mail services, news services, etc., from the Company's servers, providing a "private label" solution to the anticipated new customer base.

IP Telephony

The Company is expanding its communication services in order to provide a more complete product offering to its customers. The Company has announced its intent to provide long distance services using Internet Protocol ("IP") telephony at $0.07 per minute within the continental United States. The Company filed an application in March, 1998 with the CPUC to become a Competitive Local Exchange Carrier ("C-LEC"). A wholly owned subsidiary, Rocky Mountain Broadband, Inc., has been formed for providing these services.

Flat Rate Dialup Access

Effective November 4, 1997, the Company introduced a flat rate Dial Up service offering in the Denver, Colorado and Boulder, Colorado markets at the rate of $24.95 per month. In January, 1998, the Company expanded flat rate pricing to the Colorado Springs and Pueblo, Colorado markets. Additionally, the flat rate was reduced to $19.95 in order to meet competitive offerings in the market. As part of the new service offering, the Company has introduced enhanced data communication rates using the K 56 Flex technology.

Termination of Third Party Agreement

The Company and Zero Error Networks ("ZEN"), a third party with which the Company had contacted as described below under "Dial-Up Service," signed a "TERMINATION AGREEMENT" effective July 3, 1997, which affects four points of presence (POP) located in Pueblo, Hayden, Leadville, and Alamosa, Colorado. These POP's have been operated under a revenue and expense sharing contract between the two parties. The Termination Agreement calls for ZEN to operate the Hayden, Leadville, and Alamosa, Colorado locations and receive the rights to the customer base currently existing in those locations while the Company will operate and maintain the customer base in Pueblo and surrounding areas. The transition occurred during the months of July, August, and December of 1997. The Company has contracted for a location (POP site) in Pueblo and installed approximately $35,000 of equipment therein. The Termination Agreement includes a limited non-compete clause wherein neither party may directly solicit the existing customer base of the other for a period of one year. The net effect of the Termination Agreement on net income is expected to be neutral in the short run and have a positive long term result. The Pueblo revenues are expected to grow at a faster rate than the other three

POPs combined and the Company plans to focus additional effort to selling dedicated access in the Pueblo market. However, there can be no assurance that the Company's efforts will be successful or that the long-term effects of the Termination Agreement on net income will be positive.

Acquisitions

Effective January 22, 1997, the Company acquired from VR-1, Inc. dial-up and dedicated access subscribers and other assets, which VR-1, Inc. had been operating under the service mark "ONE", for consideration consisting of $150,000 of cash and 116,932 shares of the Company's common stock.

Three acquisitions occurred in late 1996 and early 1997 pursuant to the Company's strategy to expand through acquisitions as well as internal growth. CompuNerd, Inc., a small Colorado Springs based Web services company was acquired as of November 1, 1996 for consideration consisting of $70,478 and 30,000 shares of common stock. The Information Exchange ("IE"), a Denver based voice messaging business was acquired effective December 1, 1996 for 52,723 shares of common stock. IE focuses on voice messaging to commercial customers. Its acquisition further expands the Company's ability to provide a full complement of services through the Internet. Several affiliates of the Company were equity holders in The Information Exchange. See Item 12, "Certain Relationships and Related Transactions."

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

RESULTS OF OPERATIONS

Revenues

Revenues are generated by a variety of Internet related activities that include dial up access services, dedicated access services primarily for business customers, frame relay services, and Web hosting and production. Other sources of revenue include equipment sales related to dedicated access accounts, educational courses, and setup charges associated with the Company's various services. The following table provides information regarding amounts of revenues in the foregoing categories for the years ended December 31, 1996 and 1997.

                                 Years Ended December 31,
                                         1996           1997    %Change
     REVENUE
     Dial-Up Service             $  1,465,269   $  2,359,482        61%
     Dedicated Access Service         689,311      2,047,852       197%
     Web Services                     413,592      1,051,114       154%
     Equipment Sales                  519,551        387,067       (25%)
       Other                          193,856        281,596        45%
                                      -------        -------
          Total                  $  3,281,579   $  6,127,111        87%

In 1997, the Company's revenue grew 87% compared to the year ended December 31, 1996. The total number of customers grew from 9,800 to 11,000 from during the same periods representing an increase of 13%. Revenues exclusive of Equipment Sales grew at 108%. Revenues grew at a faster rate than customer count due to a focus on commercial customers with higher monthly billing rates and from increases in Web production and hosting and equipment sales. Customer count was also adversely affected by approximately 1,050 resulting from the termination of the contract with Zero Error Networks. An additional 390 customers from the Hayden POP were transferred to Zero Error Networks effective January 1, 1998.

Dial-Up Service

The Company's dial-up service strategy is to provide high quality service with few busy signals. In the past the Company was not prepared to offer flat rate pricing for unlimited access service, however, on November 4, 1997, the Company announced a flat rate offering to the Denver, Colorado and Boulder Colorado markets. Subsequently, the Company has added flat rate service in Colorado Springs, Colorado and Pueblo, Colorado. This offering has become more economically attractive than in the past due to lower costs for circuits and a lower cost per port for dial up access. The new offering includes higher speed modem access using K56 Flex technology.

The table below shows the composite weighted average billing rate for full service Internet access by quarter for 1995, 1996, and 1997. The reduction in the average rate for September 1997 is the result of a change in the average rates resulting from the termination of Dial-Up Service contracts with third parties in Alamosa and Leadville. The remaining contracts with other third
parties provide an higher percentage of lower rate services.   Effective with
the December 1997 billings, most Denver and Boulder, Colorado area customers who were on payment plans over $19.95 per month were converted to the new $19.95 flat rate service, resulting in a lower average billing rate.

     For the Three Months Ended

    Mar     Jun      Sep    Dec      Mar    Jun     Sep      Dec
    1995    1995    1995    1995    1996    1996    1996    1996
  $20.52  $20.42  $20.88  $21.02  $20.97  $20.33  $20.41  $20.50


     Mar     Jun     Sep     Dec
    1997    1997    1997    1997
  $20.10  $20.04  $19.65  $18.62

The 61% revenue growth in Dial-Up Service from 1996 to 1997 is attributable to customer growth. Dial-up Service have been split approximately evenly between commercial and residential customers throughout 1995 and 1996 and 1997 based on customer count. Based on revenue the split between commercial and residential
customers is 35% to 65% respectively.   Dial-Up revenues increased from
$1,465,269 to $2,359,482 or 61% for the year ending December 31, 1996 as compared to the year ending December 31, 1997.

RMI has established business alliances through contracts with three, locally-based unrelated parties for the purpose of providing Internet services in secondary markets in the State of Colorado. The services are provided under a written contract that provides for the locally-based party to provide equipment and marketing services while RMI provides Internet access and administrative services. Dial-up revenues based on these contracts generated $354,100 in revenues in 1996 and $467,700 in revenues in 1997 for an increase of 32%. The Company expects total revenues from these third party relationships to decrease in the future as explained further in this paragraph. The POPs established pursuant to these contracts began in the second quarter of 1995 and grew to six locations by the end of 1995 and nine locations by the end of 1996. Effective July 3, 1997, the contract with Zero Error Networks was terminated. Under the termination agreement, the Company will operate the Pueblo POP as a Company only location and ZEN will operate Alamosa, Leadville, and Hayden locations. The similar contract in Grand Junction, Colorado was terminated by the Company effective April 30, 1997. The marketing efforts by the locally-based third party in this location were minimal and sales were less than $1,000 per month. The Company is pursuing options to operate this facility and add dedicated as well as Dial-Up customers.

Dedicated Access Service

Dedicated access services are primarily provided to commercial customers and include a wide range of connectivity options tailored to the requirements of the customer. These services include private port (dedicated modem), Integrated Services Digital Network connections, 56 Kbps frame relay connections, T-1 (1.54
Mbps) frame relay connections, point to point connections, and T-3 (45 Mbps) or fractional T-3 connections. The Company also offers a collocation service in which the customer's equipment is located in the RMI data center, thereby providing access to the Internet directly through the Company's connection.

Dedicated business has grown based principally on ISDN and high speed circuits (56K, DS-1, and DS-3) growth. ISDN sales have grown from approximately $93,000 to $632,000 for an increase of 580% from 1996 to 1997. Dedicated high speed circuits and collocation customer billings have increased from approximately $455,000 to $1,175,000 or 158% from 1996 to 1997. These increases are the result of a full time sales staff focused on this product line and the continuing growth in demand for Internet connectivity.

The table below shows the quarterly customer count by each of the component services offered for dedicated access as of the dates indicated:


              Mar 31   Jun 30   Sep 30   Dec 31   Mar 31   Jun 30   Sep 30   Dec 31
 Service        1995     1995     1995     1995     1996     1996     1996     1996
------------  ------   ------   ------   ------   ------   ------   ------   ------
 Private Port     29       30       36       35       42       47       46       54
 56 Kbps          18       27       27       34       47       69       71       72
 ISDN              0        0        0        2        3       13       46       80
 T-1               7       10       10       11       16       25       29       30
 Collocation       0        1        4        4        6        4        5        6


 Service       Mar  31   Jun 30   Sep  30   Dec 31
                  1997     1997      1997     1997
------------   -------   ------   -------   ------
 Private Port       50       41        36       31
 56 Kbps            78       72        65       60
 ISDN              168      193       211      233
 T-1                65       84        99      123
 Collocation        11       12        11       21



Web Services

Web services revenues are composed of Web site hosting and Web site production. Web site hosting provides ongoing revenue from customers for whom RMI hosts a Web site on Web servers in the RMI data center. All access made to these Web sites by the customer and the Internet community as a whole are processed on the RMI servers. The advantage to customers is high speed access to sites by their targeted audiences. The following is a summary of the number of Web hosting customers as of the dates indicated:

   Mar      Jun     Sep     Dec     Mar     Jun     Sep     Dec     Mar     Jun     Sep     Dec
   1995    1995    1995    1995    1996    1996    1996    1996    1997    1997    1997    1997
      1      21      45      90     157     217     242     341     418     424     417     428

Web site hosting accounted for $239,700 in 1996 and $478,500 in 1997 of revenue for an increase of 100%. The increase resulted from activity by the direct sales force, increased server capacities and speed, and the increasing popularity of the Web as a business tool.

Web site production increased from $173,800 for 1996 to $563,500 for 1997 for an increase of 224%. The Company increased the size of the Web production department as well as provided customers more complex applications. The Company's direct sales force has focused on selling Web production sites with higher average billings.

Equipment Sales

RMI sells hardware to its customers as an accommodation and to provide a "one stop shop" for Internet services. Equipment sales can vary from a single router for an ISDN connection to providing servers and Internet grade routers for collocations. Sales decreased from $519,551 in 1996 to $387,100 in 1997 or a 25% reduction. Margins on equipment sales increased from 11% in 1996 to 23% in 1997. RMI has established wholesale purchasing relationships with national and regional vendors in order to provide an attractively priced total Internet solution to its commercial customers.

Gross Profit

Gross profit consists of total revenue less the direct costs of delivering services and the cost of equipment. Gross profit on Internet services (exclusive of equipment) as a percentage of sales is 77% for 1996 and 69% for
1997.   In December, 1996, the Company installed a DS-3 network connecting
Boulder, Colorado Springs, and Denver locations utilizing Cascade switches. This is a large capacity network providing reliable high-speed connections for a wide range of customer needs. This network is currently underutilized. As the network becomes fully utilized, the Company anticipates that it will realize significant economies of scale resulting in increased margins.

General, Selling and Administrative

SALES AND MARKETING EXPENSES consisting of advertising, promotion, attendance at trade shows, printing, and finders fees increased from $211,512 in 1996 to $286,267 in 1997 or 35%. The Company hired a full time direct sales staff beginning in December, 1995. Compensation for sales and marketing personnel was approximately $565,000 for 1996 and $969,000 in 1997 for an increase of 71% with 16 employees at the end of 1996 and 17 employees at the end of 1997. The increase results from having a fully staffed sales department throughout 1997 while the department was partially staffed in 1996.

GENERAL AND ADMINISTRATIVE EXPENSES increased from approximately $3,642,600 in 1996 to approximately $6,611,000 in 1997 or 81%. General and administrative costs consist of personnel (excluding sales and marketing personnel), physical facilities, depreciation, amortization, professional services and other related administrative expenses. Significant items are discussed below.

Payroll costs increased 41% from $2,138,000 for the year ended December 31, 1996 to $3,024,000 for the year ended December 31, 1997 (not including sales and marketing personnel compensation discussed above). The Company had 67 employees at the end of 1996 and 55 employees at the end of 1997 in all areas of the Company including administration, technical support, development, and senior management (excluding sales and marketing). The 1997 total expense includes $127,700 of compensation expense in regards to options granted to Mr. Douglas H. Hanson as discussed elsewhere in this report.

Facilities rent expense was $172,440 for 1996 and increased 156% to $441,440 in 1997. This increase is principally the result of a move in late 1996 to new corporate headquarters which consists of leased office space of approximately 19,500 square feet space including a data center comprised of 1,200 square feet. The Company continues to occupy offices in Colorado Springs for staff performing Dial-In technical support, customer service, and
sales functions.   The Company's former offices in Denver at 1800 Glenarm
have been sub leased effective March 1, 1997 for the remainder of the lease term. A one time charge of approximately $58,000 has been recorded in 1996 for commission expense on the transaction as well as the difference between the sub lease rate and the existing lease rate.

The Company experienced an increase in communications expense from $196,800 for the year ended 1996 to $260,500 for the year ended 1997 or 32%. These expenses included local telephone service, cellular phones and pager costs and long distance telephone expenses. The Company uses multiple "800" phone numbers to provide technical support, customer support, and sales order processing to its growing base of customers.

Legal and accounting expenses increased from $77,400 in 1996 to $218,100 in 1997 or an increase of 182%. This increase resulted from the first full year of filing SEC quarterly and annual reports, due diligence work performed in regards to the investments by Mr. Hanson, and negotiations in regards to the terminations of employees, and preparation of the proxy statement.

Outside services, which includes temporary to hire staff and professional services, increased 191% from $150,100 to $437,700 from 1996 to 1997. The Company hires many of the technical support call center staff and the Web production staff on a "temp to hire" program wherein the new employee remains on the temporary employment agency's payroll for approximately ninety days. This allows the staff to be fully evaluated prior to becoming a full time Company employee.

During 1997, the Company incurred one time expenses for: a write-off of costs incurred in Grand Junction and Burlington, Colorado for development of third party marketing agreements in the amount of $45,113, a write down of inventory for sale in the amount of $23,031, and expense of $318,000 relating to termination of employees, and $107,233 of legal expenses relating to the terminations and defense of the lawsuit referenced in Part II, Item 1 of this report.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred losses since inception and has experienced negative operating cash flow in 1997. The Company's operations used net cash of approximately $3.3 million for the year ended December 31, 1997. The cash used by operating activities is primarily attributable to the Company's continued expansion of its facilities and employee base in anticipation of continued growth in revenues.

Between December 31, 1996, and December 31, 1997, total assets decreased by $458,048 from $5,540,167 to $5,082,119. The change is attributable to various increases and decreases as follows:

                                                       Balance at    Balance at        Increase
                                                         12/31/96      12/31/97       (Decrease)
Cash & investments                                   $  1,705,607  $  1,053,189     $  (652,418)
Trade receivables                                         518,827       672,094          153,267
Inventory                                                  91,047        46,945         (44,102)
Other                                                     143,753       112,891         (30,862)
Equipment & other fixed assets                          3,258,000     3,767,866          509,866
Accumulated depreciation and amortization               (403,023)   (1,118,217)        (715,194)
Customer lists                                            145,444       471,096          325,652
Deposits                                                   80,512        76,255          (4,257)

Totals                                               $  5,540,167  $  5,082,119     $  (458,048)

The decrease in Cash and investments is due to the use of cash in operations, trade receivables increased due to larger sales volumes, inventory fluctuates based on customer installations and changing lead times for products, equipment and other fixed assets increased based on equipment required for service expansion and internal computer requirements, accumulated depreciation and amortization increased based on depreciation and amortization of assets, and customer lists increased due to the acquisition of the assets from VR-1 in January, 1997.

The changes in the liabilities and stockholders' equity account from 1996 to 1997 are as follows:

                                                       Balance at   Balance at         Increase
                                                         12/31/96      12/31/97       (Decrease)
Notes payable                                         $     4,250                     $  (4,250)
Current maturities of long
    term debt and capital lease
    obligations                                           451,823    $  609,390          157,567
Accounts payable                                          425,160       581,366          156,206
Deferred revenue                                          218,121       345,857          127,736
Accrued payroll & related taxes                           528,160       182,569        (345,591)
Accrued expenses                                          460,836       374,940         (85,896)
Long-term debt and capital
    lease obligations                                   1,134,380       904,627        (229,753)
Stockholders equity                                     2,317,437     2,083,370        (234,067)

Totals                                               $  5,540,167    $5,082,119       $(458,048)


The note payable was retired during the year, current maturities of long term debt and capital lease obligations increased due to new leases and existing lease amortization payments having a smaller interest expense (more of each payment is applied to principal), accounts payable reflects the growth in the Company, deferred revenues relates to customers who prepaid their accounts for specific periods of time and credits on customers accounts, accrued payroll and related taxes decreased year over year as the final payroll for 1997 was paid on 12/31/97 wherein it was paid on the first work day of 1997 for 1996, accrued expenses are attributable primarily to deferred office rent, preferred stock dividend payable, and third parties under contractual agreements pending cash collections, long term debt and capital lease obligation decreased due to certain leases approaching the end of the lease term, and a reduction in equity is a combination of the current year loss and an offset of additional capital investment in the Company.

During 1997, the Company substantially drew down a line of credit for $500,000 for working capital uses. This credit line was secured by a pledge of a $300,000 treasury bill repurchase agreement and by the Company's accounts receivable. In October, the Company repaid the line of credit and transferred the funds from the treasury bill to cash. The line of credit has been discontinued and the secured position of the bank on the accounts receivable has ceased. The Company's office lease is also secured by a pledge of a money market fund of $250,000.

The Company has had a series of financings to provide the funds during the initial growth phases when earning have been negative. These financings are: a convertible debenture offering in late 1995 and early 1996 that brought in $490,000 (the debentures were converted to common stock in October, 1996), a preferred stock offering in mid-1996 that netted $406,000, an initial public offering in September, 1996, with proceeds of $3,775,900, and a private placement (with one unit consisting of two common shares and a warrant to purchase an additional common share at a set price) from June to September, 1997 which raised $1,117,900. Effective October 1, 1997, Mr. Douglas H. Hanson invested $2,398,577 in common stock and became the President, Chief Executive Officer and Chairman of the Board of the Company. Additionally, Mr. Hanson has invested an additional $503,615 in March, 1998 by exercising purchased warrants and options that were granted in October, 1997, at the time of his initial investment. Current income and expense forecasts indicate that the Company will have sufficient cash in order to reach positive cash flow without further investments. However, additional equity infusion may be necessary to comply with the NASDAQ Small Cap listing requirements.

The Company has received a loan commitment from Phoenix Leasing Incorporated wherein the Company will have available a financing line available for acquisition of fixed assets in the amount of $352,000 to be used in four increments of $88,000. The financing will be secured by the assets purchased and by an Equipment Loan Bond provided by Amwest Surety Insurance Company. The Company expects to complete this agreement and initiate the first draw around the end of March 1998.

RMI is an Internet Service Provider ("ISP") with an high growth rate (as discussed elsewhere in this document). The Company's growth is dependent on continuing to build a strong infrastructure and hiring high quality sales, technical, and administrative personnel. In order to build the infrastructure and acquire the human resources needed to maintain an high growth rate, the Company has operated with a negative cash flow from operations during 1996 and 1997. The Company's cash requirements are relatively fixed for the near term and the Company expects to generate positive operating cash flows by mid 1998 if revenues continue to increase according to expectations without any significant cost increases. Should revenues not continue to increase according to expectations, the Company may have to seek additional financing to fund operating losses or implement reductions in operating expenses. Reductions in operating expenses, if effected, could adversely affect revenues and therefore not result in the expected increase in cash flow. The Company does not currently have access to additional bank financing and therefore additional financing would have to result from additional issuances of equity or debt securities.

The Company's common stock is traded on the NASDAQ SmallCap Market. The NASDAQ Stock Market, Inc. recently implemented changes to the maintenance criteria for listing eligibility on the Small Cap Market, including a requirement that issuers have at least $2,000,000 in net tangible assets. As of December 31, 1997, the Company had net tangible assets of $1,612,274 (equity of $2,083,370 less intangible customer lists of $471,096). Effective March 12, 1998, Mr. Douglas H. Hanson, President and CEO, exercised 408,615 options exercisable at $1.00 resulting in an equity infusion of $408,615 and on March 23, 1998, Mr. Hanson exercised 50,000 warrants for $1.90 each which resulted in an additional equity infusion of $95,000. On a proforma basis as of December 31, 1997, these investments bring the Company in compliance with the Nasdaq requirements.

ITEM 7. FINANCIAL STATEMENTS


                           ROCKY MOUNTAIN INTERNET, INC.


                              Accountants' Report and

                         Consolidated Financial Statements

                             December 31, 1996 and 1997

                           ROCKY MOUNTAIN INTERNET, INC.

                             DECEMBER 31, 1996 AND 1997


                                 TABLE OF CONTENTS

                                                                               PAGE
INDEPENDENT ACCOUNTANTS' REPORT. . . . . . . . . . . . . . . . . . . . . . . 28


CONSOLIDATED FINANCIAL STATEMENTS
  Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29
  Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . 31
  Statements of Stockholders' Equity (Deficit) . . . . . . . . . . . . . . . 32
  Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . 33
  Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . 34

                    Independent Accountants' Report
                    -------------------------------




Board of Directors
Rocky Mountain Internet, Inc.
Denver, Colorado


     We have audited the accompanying consolidated balance sheets of ROCKY MOUNTAIN INTERNET, INC. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ROCKY MOUNTAIN INTERNET, INC. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                    /s/ BAIRD, KURTZ & DOBSON
Denver, Colorado
February 27, 1998

                           ROCKY MOUNTAIN INTERNET, INC.

                            CONSOLIDATED BALANCE SHEETS

                             DECEMBER 31, 1996 AND 1997






                                   ASSETS
                                                               1996           1997
                                                           -----------    -----------
CURRENT ASSETS
 Cash and cash equivalents                                $    348,978   $  1,053,189
 Investments                                                 1,356,629              -
 Trade receivables, less allowance for doubtful
   accounts; 1996 - $115,000; 1997 - $176,000                  518,827        672,094
 Inventories                                                    91,047         46,945
 Other                                                         143,753        112,891
                                                           -----------    -----------
               Total Current Assets                          2,459,234      1,885,119
                                                           -----------    -----------

PROPERTY AND EQUIPMENT, AT COST
 Equipment                                                   2,513,944      2,927,016
 Computer software                                             202,501        218,801
 Leasehold improvements                                        127,877        190,235
 Furniture, fixtures, and office equipment                     413,678        431,814
                                                           -----------    -----------
                                                             3,258,000      3,767,866
 Less accumulated depreciation and amortization                403,023      1,118,217
                                                           -----------    -----------
                                                             2,854,977      2,649,649
                                                           -----------    -----------

OTHER ASSETS
 Customer lists, at amortized cost                             145,444        471,096
 Deposits                                                       80,512         76,255
                                                           -----------    -----------
                                                               225,956        547,351
                                                           -----------    -----------

                                                          $  5,540,167   $  5,082,119
                                                           -----------    -----------
                                                           -----------    -----------


                   See Notes to Consolidated Financial Statements

                           ROCKY MOUNTAIN INTERNET, INC.

                            CONSOLIDATED BALANCE SHEETS

                             DECEMBER 31, 1996 AND 1997

                        LIABILITIES AND STOCKHOLDERS' EQUITY




                                                                1996           1997
                                                           -----------    -----------
CURRENT LIABILITIES
 Notes payable                                            $      4,250   $          -
 Current maturities of long-term debt and capital
   lease obligations                                           451,823        609,390
 Accounts payable                                              425,160        581,366
 Deferred revenue                                              218,121        345,857
 Accrued payroll and related taxes                             528,160        182,569
 Accrued expenses                                              460,836        374,940
                                                           -----------    -----------
               Total Current Liabilities                     2,088,350      2,094,122
                                                           -----------    -----------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                 1,134,380        904,627
                                                           -----------    -----------

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value; authorized
   1996 - 1,000,000,  1997 - 790,000 shares;
   issued and outstanding 1996 - 250,000
   shares, 1997 - 40,000 shares                                    250             40
 Common stock, $.001 par value; authorized 10,000,000
   shares; issued 1996 - 4,540,723 shares, 1997 -
   6,736,889 shares; outstanding 1996 - 4,540,723
   shares, 1997 - 6,677,846 shares                               4,541          6,737
 Additional paid-in capital                                  4,879,968      9,284,720
 Accumulated deficit                                        (2,567,322)    (6,747,050)
 Unearned compensation                                               -       (383,077)
                                                           -----------    -----------
                                                             2,317,437      2,161,370
  Treasury stock, at cost
    Common; 1996 - 0 shares, 1997 - 59,043 shares                    -        (78,000)
                                                           -----------    -----------
                                                             2,317,437      2,083,370
                                                           -----------    -----------

                                                          $  5,540,167   $  5,082,119
                                                           -----------    -----------
                                                           -----------    -----------




                   See Notes to Consolidated Financial Statements

                           ROCKY MOUNTAIN INTERNET, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                       YEARS ENDED DECEMBER 31, 1996 AND 1997



                                                               1996           1997
                                                          ------------   ------------
REVENUE
 Internet access and services                             $  2,762,028   $  5,740,044
 Equipment sales                                               519,551        387,067
                                                           -----------    -----------
                                                             3,281,579      6,127,111
                                                           -----------    -----------

COST OF REVENUE EARNED
 Internet access and services                                  640,880      1,760,262
 Equipment sales                                               462,787        300,053
                                                           -----------    -----------
                                                             1,103,667      2,060,315
                                                           -----------    -----------
GROSS PROFIT                                                 2,177,912      4,066,796

GENERAL, SELLING, AND ADMINISTRATIVE EXPENSES                4,459,106      7,867,502
                                                           -----------    -----------

OPERATING LOSS                                              (2,281,194)    (3,800,706)
                                                           -----------    -----------

OTHER INCOME (EXPENSE)
 Interest expense                                             (157,042)      (402,086)
 Interest income                                                44,322         54,461
 Other income (expense), net                                    51,343         (4,522)
                                                           -----------    -----------
                                                               (61,377)      (352,147)
                                                           -----------    -----------

LOSS BEFORE INCOME TAXES                                    (2,342,571)    (4,152,853)

INCOME TAX EXPENSE                                                   -              -
                                                           -----------    -----------

NET LOSS                                                    (2,342,571)    (4,152,853)

PREFERRED STOCK DIVIDENDS                                       25,000         26,875
                                                           -----------    -----------

NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS                                            $ (2,367,571)  $ (4,179,728)
                                                           -----------    -----------
                                                           -----------    -----------

BASIC AND DILUTED LOSS PER SHARE
 Net loss per share                                       $       (.64)  $       (.76)
                                                           -----------    -----------
                                                           -----------    -----------




                   See Notes to Consolidated Financial Statements

                           ROCKY MOUNTAIN INTERNET, INC.

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                      YEARS ENDED DECEMBER 31, 1996 AND 1997



                                             Preferred Stock               Common Stock
                                        -------------------------     -------------------------
                                           Shares       Amount           Shares         Amount
                                        ----------     ----------     ----------     ----------
BALANCE, DECEMBER 31, 1995                       -     $        -      1,868,000     $    1,868
  Issuance of preferred stock              250,000            250              -              -
  Issuance of common stock                       -              -      1,365,000          1,365
  Stock option compensation                      -              -              -              -
  Issuance of underwriters' warrants             -              -              -              -
  Conversion of debentures into
    common stock                                 -              -      1,225,000          1,225
  Dividends on preferred stock                   -              -              -              -
  Issuance of common stock for the
    acquisition of CompuNerd, Inc.               -              -         30,000             30
  Issuance of common stock for the
    acquisition of the Information
    Exchange                                     -              -         52,723             53
  Net loss                                       -              -              -              -
                                        ----------     ----------     ----------     ----------

BALANCE, DECEMBER 31, 1996                 250,000            250      4,540,723          4,541
 Conversion of preferred to common
   stock                                  (210,000)          (210)       210,136            210
 Issuance of common stock in private
   placement                                     -              -        621,000            621
 Stock option compensation                       -              -              -              -
 Issuance of common stock in stock
   purchase agreement                            -              -      1,225,000          1,225
 Dividends on preferred stock                    -              -              -              -
 Issuance of common stock for the
   acquisition of Online Network
   Enterprises, Inc.                             -              -        116,930            117
 Purchase of treasury stock                      -              -              -              -
 Stock options exercised                         -              -         23,100             23
 Net loss                                        -              -              -              -
                                        ----------     ----------     ----------     ----------

BALANCE, DECEMBER 31, 1997                  40,000     $       40      6,736,889     $    6,737
                                        ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------

                                            Additional
                                              Paid-in      Accumulated      Unearned     Treasury
                                              Capital        Deficit      Compensation     Stock           Total
                                            ----------     ----------     ------------  ----------     -------------
BALANCE, DECEMBER 31, 1995                  $   28,847     $  (199,751)   $        -     $        -     $   (169,036)
  Issuance of preferred stock                  405,750               -             -              -          406,000
  Issuance of common stock                   3,775,887               -             -              -        3,777,252
  Stock option compensation                     52,807               -             -              -           52,807
  Issuance of underwriters' warrants               100               -             -              -              100
  Conversion of debentures into
    common stock                               488,775               -             -              -          490,000
  Dividends on preferred stock                       -         (25,000)            -              -          (25,000)
  Issuance of common stock for the
    acquisition of CompuNerd, Inc.              67,470               -             -              -           67,500
  Issuance of common stock for the
    acquisition of the Information
    Exchange                                    60,332               -             -              -           60,385
  Net loss                                           -      (2,342,571)            -              -       (2,342,571)
                                            ----------     ------------   ----------     ----------     -------------

BALANCE, DECEMBER 31, 1996                   4,879,968      (2,567,322)            -              -        2,317,437
 Conversion of preferred to common
   stock                                             -               -             -              -                -
 Issuance of common stock in private
   placement                                 1,117,299               -             -              -        1,117,920
 Stock option compensation                     551,194               -      (383,077)             -          168,117
 Issuance of common stock in stock
   purchase agreement                        2,397,352               -             -              -        2,398,577
 Dividends on preferred stock                        -         (26,875)            -              -          (26,875)
 Issuance of common stock for the
   acquisition of Online Network
   Enterprises, Inc.                           306,830               -             -              -          306,947
 Purchase of treasury stock                          -               -             -        (78,000)         (78,000)
 Stock options exercised                        32,077               -             -                          32,100
 Net loss                                            -      (4,152,853)            -              -       (4,152,853)
                                            ----------     ------------   ----------     ----------     -------------

BALANCE, DECEMBER 31, 1997                  $9,284,720     $(6,747,050)   $ (383,077)    $  (78,000)    $  2,083,370
                                            ----------     ------------   ----------     ----------     -------------
                                            ----------     ------------   ----------     ----------     -------------



                   See Notes to Consolidated Financial Statements

                           ROCKY MOUNTAIN INTERNET, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                       YEARS ENDED DECEMBER 31, 1996 AND 1997


                                                                       1996               1997
                                                                 ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $   (2,342,571)     $   (4,152,853)
  Items not requiring cash:
    Depreciation                                                         88,162             196,491
    Amortization                                                        186,044             690,794
    Loss on disposal of fixed assets                                          -              13,128
    Stock option compensation                                            52,807             168,117
  Changes in:
    Trade receivables                                                  (417,999)           (140,067)
    Inventories                                                         (78,862)             44,102
    Other current assets                                               (138,066)             30,862
    Accounts payable                                                    224,618             156,206
    Deferred revenue                                                     41,268             127,736
    Accrued payroll and related taxes                                   443,208            (345,591)
    Accrued expenses                                                    429,886             (85,896)
                                                                 ---------------     ---------------

        Net cash used in operating activities                        (1,511,505)         (3,296,971)
                                                                 ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                  (900,235)           (287,931)
  Purchase of investments                                            (1,756,629)                  -
  Proceeds from investments                                             400,000           1,356,629
  Payment for purchase of Online Network Enterprises, Inc.              (70,478)           (150,000)
  (Increase) decrease in deposits                                       (16,675)              2,257
                                                                 ---------------     ---------------
        Net cash provided by (used in) investing activities          (2,344,017)            920,955
                                                                 ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock and warrants                     3,777,252           3,535,397
  Proceeds from sale of preferred stock                                 406,000                   -
  Proceeds from notes payable                                             6,689             500,000
  Proceeds from long-term debt                                          135,404             200,000
  Sale of stock warrants                                                    100                   -
  Payment of preferred stock dividend                                   (25,000)            (26,875)
  Purchase of treasury stock                                                  -             (78,000)
  Payments on notes payable                                             (26,108)           (504,250)
  Payments on long-term debt and capital lease obligations             (344,498)           (546,045)
                                                                 ---------------     ---------------
        Net cash provided by financing activities                     3,929,839           3,080,227
                                                                 ---------------     ---------------
INCREASE IN CASH AND CASH EQUIVALENTS                                    74,317             704,211

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            274,661             348,978
                                                                 ---------------     ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $      348,978      $    1,053,189
                                                                 ---------------     ---------------
                                                                 ---------------     ---------------



                   See Notes to Consolidated Financial Statements

                               ROCKY MOUNTAIN INTERNET, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1996 AND 1997



              NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
                                ACCOUNTING POLICIES

NATURE OF OPERATIONS

Rocky Mountain Internet, Inc. (the Company) is a provider of Internet access services and Web services to businesses, professionals, and individuals in the state of Colorado. The Company facilitates access to the Internet by means of a regional telecommunications network comprised of a backbone of leased, high-speed dedicated phone lines, computer hardware and software, and local access points known as points of presence in nine locations. The Company's high speed, digital telecommunications network provides subscribers with direct access to the full range of Internet applications and resources.

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company and its wholly-owned subsidiary, Rocky Mountain Internet Subsidiary (Colorado) Inc. The operations of this subsidiary consist solely of the ownership of equipment, which it leases to the Company. All significant intercompany accounts and transactions have been eliminated.

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

CASH EQUIVALENTS

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 1996 and 1997, cash equivalents consisted primarily of money market accounts.

COST OF REVENUE EARNED

Included in Internet access and services cost of revenue earned is primarily the cost of high speed data circuits and telephone lines that allow customers access to the Company's service plus Internet access fees paid by the Company to Internet backbone carriers.

                               ROCKY MOUNTAIN INTERNET, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1996 AND 1997


NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful lives of the assets, ranging from five to seven years. Certain equipment obtained through capital lease obligations are amortized over the life of the lease. Improvements to leased property are amortized over the lesser of the life of the lease or life of the improvements.

Major additions and improvements to property and equipment are capitalized, whereas replacements, maintenance and repairs which do not improve or extend the lives of the respective assets, are expensed.

REVENUE RECOGNITION

The Company charges customers (subscribers) monthly access fees to the Internet and recognizes the revenue in the month the access is provided. For certain subscribers billed in advance, the Company recognizes the revenue over the period the billing covers. Revenue for other services provided, including set-up fees charged to customers when their accounts are activated, or equipment sales, are recognized as the service is performed or the equipment is delivered to the customer.

ADVERTISING

The Company expenses advertising costs as incurred. During the years ended December 31, 1996 and 1997, the Company incurred $167,565 and $274,726, respectively, in advertising costs.

CUSTOMER LISTS

The excess of the purchase price over the fair value of net assets acquired in business acquisitions is recorded as customer lists and is being amortized on a straight line basis over five years.

INVENTORIES

Inventories consist of Internet access equipment and are valued at the lower of cost of market. Cost is determined using the first-in, first-out (FIFO) method.

                               ROCKY MOUNTAIN INTERNET, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1996 AND 1997


NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER COMMON SHARE

For the years ended December 31, 1996 and 1997, loss per share is computed based upon approximately 3,715,000 and 5,530,000, respectively, weighted average common shares outstanding for both basic and diluted earnings per share. The net loss for the years ended December 31, 1996 and 1997 used in the calculation was increased by the preferred stock dividends paid of $25,000 and $26,875, respectively. These calculations assume all shares issued prior to the Company's initial public offering in September 1996, were outstanding during all periods presented, including shares issueable under debenture and preferred stock conversions, and shares relating to stock options, calculated using the treasury stock approach. All stock options and warrants issued during or subsequent to the Company's initial public offering are excluded from the computation of diluted earnings per share as they would have an antidilutive effect on earnings per share during the years ended December 31, 1996 and 1997.

INCOME TAXES

Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

RENT EXPENSE

The Company recognizes rent expense on a straight-line basis over the lease terms. Differences between expense recognized and payments made are recorded as accrued expenses.

INVESTMENTS

Debt securities and marketable equity securities for which the Company has no immediate plans to sell but which may be sold in the future are classified as available-for-sale and carried at fair value. Any unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity. At December 31, 1996, the Company had one U.S. Treasury Note, and two repurchase agreements with a bank classified as available-for-sale. The repurchase agreements were secured by U.S. Treasury Notes. Fair value of the investments approximated cost as of December 31, 1996, the investments matured in 1997.

                               ROCKY MOUNTAIN INTERNET, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1996 AND 1997


NOTE 2:   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations at December 31, 1996 and 1997, consisted of the following:


                                                                                1996                 1997
                                                                           ---------------     ---------------
Capital lease obligations payable to finance companies, due in monthly installments aggregating $73,562 including interest ranging from 9.5% to 33% through December 2001, collateralized by equipment.  An officer and shareholder of the Company has guaranteed certain of the leases and one of the leases restricts
  the payment of preferred stock dividends.                                $    1,586,203      $    1,375,123

Notes payable to bank, due in monthly installments of $5,555 plus interest at 2% over the Bank's index rate (10.5% at December
  31, 1997) collateralized by furniture and fixtures.                                   -             138,894
                                                                           ---------------     ---------------
                                                                                1,586,203           1,514,017
Less current maturities                                                           451,823             609,390
                                                                           ---------------     ---------------

                                                                           $    1,134,380      $      904,627
                                                                           ---------------     ---------------
                                                                           ---------------     ---------------

Aggregate maturities required on long-term debt and obligations under capital leases at December 31, 1997, are as follows:

                                                                                Amount
                                                                           ---------------
          Years ending December 31:
               1998                                                        $      609,390
               1999                                                               722,287
               2000                                                               142,138
               2001                                                                40,202
                                                                           ---------------

                                                                           $    1,514,017
                                                                           ---------------
                                                                           ---------------

                               ROCKY MOUNTAIN INTERNET, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1996 AND 1997


NOTE 2:   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS  (CONTINUED)

The following is a schedule by years of the future minimum lease payments under the capital leases, together with the present value of the minimum lease payments as of December 31, 1997:


                                                                               Amount
                                                                           ---------------
          Years ending December 31:
               1998                                                        $      813,364
               1999                                                               785,416
               2000                                                               166,707
               2001                                                                43,667
                                                                           ---------------
               Future minimum lease payments                                    1,809,154
               Less amount representing interest                                 (434,031)
                                                                           ---------------

               Present value of minimum lease payments                     $    1,375,123
                                                                           ---------------
                                                                           ---------------


Equipment acquired under capital lease obligations had a cost of $1,976,285 and $2,291,092 and accumulated depreciation of $186,011 and $681,597 at December 31, 1996 and 1997, respectively.


NOTE 3:   COMMITMENTS

LEASE COMMITMENTS

The Company leases operating facilities, and equipment under operating lease agreements expiring through May 2002. Certain of these lease agreements require the Company to pay operating expenses and provide for escalation of annual rentals if the lessor's operating costs increase.

                               ROCKY MOUNTAIN INTERNET, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1996 AND 1997


NOTE 3:   COMMITMENTS   (CONTINUED)

At December 31, 1997, the future minimum payments under these leases, exclusive of sublease payments, are as follows:


                                                                               Amount
                                                                           ---------------
          Years ending December 31:
               1998                                                        $      556,072
               1999                                                               531,964
               2000                                                               454,268
               2001                                                               380,036
               2002                                                               126,680
                                                                           ---------------

                                                                           $    2,049,020
                                                                           ---------------
                                                                           ---------------


In February 1997, the Company subleased one of its operating facilities. The Company accrued a loss of $58,073 as of December 31, 1996, as a result of this sublease. Minimum future rentals receivable under this noncancellable operating sublease are $148,796, covering the period through January 2001, which have not been deducted from in the above future minimum payments.

Rent expense was $240,720 and $538,625 for 1996 and 1997, respectively.

EMPLOYEE CONTRACTS

  The Company currently has employment agreements with two of its officers that provide for salaries ranging from $70,000 per year to $90,000 per year. The Company may terminate the agreements for cause, or without cause subject to the obligation to pay the terminated employee a severance payment ranging from five to eight months salary based on length of service. The employment agreements terminate in December 1999. The agreements do not significantly restrict such employee's ability to compete with the Company following any termination.

                               ROCKY MOUNTAIN INTERNET, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1996 AND 1997


NOTE 3:   COMMITMENTS  (CONTINUED)

LETTER OF CREDIT

  At December 31, 1997, the Company had an outstanding letter of credit in the amount of $150,000 to be used in case of default on its main operating facilities lease. The letter of credit was secured by $170,000 currently invested in a money market account.

REGISTRATION REQUIREMENTS

  The Company has agreed to file a registration statement with the Securities and Exchange Commission to register the shares issued in its 1997 private placement and the shares issued/acquired pursuant to the stock purchase agreement discussed in Note 8, including the shares issueable under the warrant agreements.

NOTE 4:   BUSINESS ALLIANCES

  The Company has entered into various contracts with unrelated entities to enable the Company to provide customers Internet service within certain areas of Colorado. The unrelated entities own equipment in "points of presence" (POP) sites which the Company utilizes to provide service to customers. The Company pays a portion of the revenues (generally 50%) generated through the use of unrelated parties' equipment. The contracts can be cancelled with notice and if cancelled by the other party the Company has the right, but not the obligation, to acquire the equipment owned by the unrelated parties. The revenues to the Company related to these arrangements amounted to $354,565 and $480,951 for the years ended December 31, 1996 and 1997, respectively, and are included in "Internet access and services" revenues in the accompanying consolidated statements of operations. The payables to the unrelated entities for their portion of the aforementioned revenues of $10,069 and $48,089 at December 31, 1996 and 1997, respectively, are included in accrued expenses in the accompanying balance sheets.

                       ROCKY MOUNTAIN INTERNET, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996 AND 1997


NOTE 5:   INCOME TAXES

  Under the provisions of the Internal Revenue Code, the Company has available for federal income tax purposes, a net operating loss carryforward of approximately $6,212,000, which expires in the years 2010, 2011, and 2012. The tax effects of this and other temporary differences related to deferred taxes were:


                                                                                  1996               1997
                                                                           ---------------     ---------------
    Deferred tax assets:
      Net operating loss                                                   $      850,000      $    2,317,000
      Allowance for doubtful accounts                                              44,000              66,000
      Tax goodwill                                                                 18,000              15,000
      Accrued expenses                                                             22,000             108,000
      Amortization of customer lists                                                    -              27,000
                                                                           ---------------     ---------------
                                                                                  934,000           2,533,000
     Deferred tax liabilities:
       Accumulated depreciation                                                         -            (101,000)
                                                                           ---------------     ---------------
     Net deferred tax asset before valuation allowance                            934,000           2,432,000
     Valuation allowance                                                         (934,000)         (2,432,000)
                                                                           ---------------     ---------------

              Net deferred tax asset                                        $            -      $            -
                                                                           ---------------     ---------------
                                                                           ---------------     ---------------


  The actual provisions (credits) for income taxes varied from the expected provision (computed by applying the statutory U.S. federal income tax rates to loss before taxes) because the tax benefits of the net operating losses for the periods ended December 31, 1996 and 1997, are offset by the valuation allowance.

                       ROCKY MOUNTAIN INTERNET, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996 AND 1997


NOTE 6:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS

  Generally accepted accounting principles requires disclosures of certain significant estimates and current vulnerability due to certain concentrations. Those matters include the following:

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

YEAR 2000

  The Company has begun the process of identifying computer systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has not estimated the cost of addressing the Year 2000 issue. The impact on the Company's operations of failing to make its systems Year 2000 compliant in a timely manner cannot presently be determined.


 NOTE 7: PREFERRED STOCK

  On April 26, 1996, the Board of Directors designated 250,000 shares of Preferred Stock as Series A Convertible Preferred Stock (Series A Stock) and set the terms of the stock. The Series A Stock accrues cumulative dividends at the rate of 10% per annum. The dividends are payable quarterly to the extent permitted by applicable law. The Series A Preferred Stock may be converted into shares of Common Stock at the option of the holder at any time after May 15, 1997. The rate of conversion is the Series A Stock's liquidation value divided by the conversion price, currently set at $2.00 per share. The Series A Stock's liquidation value is equal to the price paid for the Series A Stock plus any cumulative dividends unpaid as of the conversion date. The conversion price is subject to change due to certain anti-dilution adjustments.

  In June of 1996, 250,000 shares of Series A preferred shares were sold to accredited investors in a private placement transaction at a price of $2.00 per share. Net proceeds to the Company were $406,000 after expenses of the offering of $94,000. During 1997, 210,000 shares of preferred stock were converted into common stock.

                       ROCKY MOUNTAIN INTERNET, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996 AND 1997


 NOTE 7: PREFERRED STOCK   (CONTINUED)

  The Company has the authority to issue up to an additional 750,000 shares of Preferred Stock. The Board of Directors is authorized to determine terms and preferences of the Preferred Stock prior to issuance.


NOTE 8:  COMMON STOCK TRANSACTIONS

PUBLIC OFFERING

  On September 5, 1996, the Company completed a public offering of 1,365,000 units at an offering price of $3.50 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at $4.375 per share for a 23-month period commencing October 5, 1997, and prior to September 5, 1999. Under certain circumstances, the Company may redeem the warrants at $.25 per warrant. Additionally, the Company sold the underwriter for $100 warrants to purchase 125,000 units. These underwriter warrants to purchase units are exercisable through September 5, 2000, at an exercise price of $4.20 per unit (for which the accompanying warrant to purchase a share of common stock is exercisable at $6.5625). Costs of the offering, including a 10% commission paid to the underwriters, the underwriter's nonaccountable expense allowance, and professional fees, amounted to $1,000,248, resulting in net proceeds from the offering of $3,777,252.

PRIVATE PLACEMENT

  On September 14, 1997, the Company completed a private placement of units consisting of two shares of common stock and a warrant to purchase one share of common stock. The per unit price was $4.00 and was allocated $1.90 to each share of common stock and $0.20 to the warrant to purchase a share of common stock. The warrants entitle the holder to purchase a share of common stock for $3.00 and expire on June 13, 2000. The net proceeds to the Company from the sale of 310,500 units amounted to $1,117,920 after deducting offering expenses of $124,080. The terms of the offering requires the issuance of additional shares of common stock in the event the Company sells common stock in the future at a cash price, net of discounts and commissions of less than $1.80 per share, exclusive of shares issued upon the exercise of employee stock options. The number of shares issueable under this provision would equate to the number of shares by which purchasers would have been diluted if shares are sold at net price of less than $1.80.

                       ROCKY MOUNTAIN INTERNET, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996 AND 1997


NOTE 8:  COMMON STOCK TRANSACTIONS  (CONTINUED)

PRIVATE PLACEMENT (CONTINUED)

  In connection with that offering, the Company agreed to issue to the placement agent, warrants ("Agent's Private Offering Warrants") to purchase units of securities, each unit consisting of two shares of Common Stock and one common stock purchase warrant. The Company anticipates that it will issue to the placement agent, for nominal consideration, 31,050 Agent's Private Offering Warrants. The Warrants will be exercisable for $4.00 per unit (consisting of two shares of common stock and one warrant to purchase one share of common stock for $3.00) and will be exercisable for 5 years.

STOCK PURCHASE AGREEMENT

  On October 1, 1997, the Current President (Current President) of the Company acquired directly from the Company 1,225,000 shares of the Company's Common Stock and a warrant to purchase 4,000,000 shares of the Company's Common Stock for $2,450,000. The warrant is exercisable, in whole or in part for an eighteen month period, at $1.90 per share. At December 31, 1997, the Company lacked sufficient authorized shares to accommodate the issuance of all of the shares underlying the warrant. The Company intends to amend its Certificate of Incorporation to increase the authorized common shares from 10,000,000 to 25,000,000 shares.

  In connection with the execution of this Stock Purchase Agreement, the former president resigned as the President, Chief Executive Officer, and a director of the Company. Contemporaneously, the Current President was elected as the Company's President, Chief Executive Officer, and Chairman of the Board of Directors.

  The Current President also purchased 275,000 shares of Common Stock from the former president and former members of the Board of Directors for $550,000, or $2.00 per share.

                       ROCKY MOUNTAIN INTERNET, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996 AND 1997


NOTE 9:  BENEFIT PLANS

MANAGEMENT BONUS PLAN

  The Company had a bonus plan during 1996 which entitled certain employees to receive a cash bonus based upon achievement of specified levels of revenues by the Company for the year ended December 31, 1996. The Company accrued $158,000 in bonuses under the plan in 1996. The Company gave employees the option of receiving their bonuses in cash or stock options. As a result, 40,425 stock options were issued in 1997 to employees at an exercise price of $1.00 per share. The Company adopted a similar plan for 1997, however, no bonuses were earned under the 1997 Plan.

STOCK OPTION PLANS

  In July 1996, the Company adopted the 1996 Employee Stock Option Plan (the Employee Plan) and the Non-Employee Directors' Stock Option Plan (the Directors'
Plan). The Employee Plan provides for an authorization of 471,300 shares of Common Stock for issuance upon exercise of stock options granted under the Plan. The Employee Plan is administered by the Board of Directors, which determines the persons to whom options are granted, the type, number, vesting schedule, exercise price, and term of options granted. Under this plan both incentive and nonqualified options can be granted.

  An aggregate of 18,000 shares of Common Stock are reserved for issuance under the Directors' Plan. All nonemployee directors are automatically granted nonqualified stock options to purchase 1,500 shares initially and additional 1,500 shares for each subsequent year that they serve up to a maximum of 6,000 shares per director.

  In September 1997, the Company adopted the 1997 Stock Option Plan (1997 Plan). The 1997 Plan provides for an authorization of 50,000 shares of Common Stock for issuance upon exercise of stock options granted under the Plan. The 1997 Plan was established to issue the stock options discussed under Management Bonus Plan.

                       ROCKY MOUNTAIN INTERNET, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996 AND 1997


NOTE 9:  BENEFIT PLANS   (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

  In October 1997, the Company granted the Current President (see Note 8) incentive stock options to purchase 191,385 shares of Common Stock at $2.6125 per share and nonqualified stock options to purchase 408,615 shares of Common Stock at $1.00 per share, subject to approval by the stockholders. The options vest one year from the date of grant. Compensation of $168,117 relating to the nonqualified stock options was recorded to compensation expense during the year ended December 31, 1997.

  The Board of Directors has approved the 1998 Employees' Stock Option Plan, subject to approval by the stockholders. This plan reserves 266,544 shares of Common Stock for issuance over the ten-year term of the plan.

  The following is a summary of the status of the Company's stock option plans at December 31, 1996 and 1997, and the changes during the years then ended:


                                                    1996                                                1997
                               ---------------------------------------------      ------------------------------------------
                                 Employees' Plans        Directors' Plan           Employees' Plans        Directors' Plan
                               --------------------     --------------------      -------------------     ------------------
                                           Weighted                 Weighted                 Weighted               Weighted
                                            Average                  Average                  Average                Average
                                           Exercise                 Exercise                 Exercise               Exercise
                                  Shares      Price     Shares         Price       Shares       Price     Shares       Price
                               --------------------     --------------------      -------------------     ------------------
Outstanding,
  beginning of year                   -    $      -           -    $       -        284,230      1.68      1,500    $   2.00
Options granted                 284,230        1.68       1,500         2.00        896,400      1.68      4,500        2.42
Options expired                       -           -           -                     (73,860)     1.81          -           -
Options exercised                     -           -           -                     (23,100)     1.65          -           -
                               --------------------     --------------------      -------------------     ------------------
Outstanding, end of year        284,230    $   1.68       1,500    $    2.00      1,083,670   $  1.67      6,000    $   2.31
                               --------------------     --------------------      -------------------     ------------------
                               --------------------     --------------------      -------------------     ------------------

Options exercisable,
  end of year                    25,000                   1,500                     483,670                6,000
                               --------                 -------                   ---------               ------

                       ROCKY MOUNTAIN INTERNET, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996 AND 1997

NOTE 9:  BENEFIT PLANS   (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

The fair value of each option granted is estimated on the date of the grant using the Black-Sholes method with the following weighted-average assumptions:


                                                              1996                 1997
                                                       ---------------     ---------------
    Dividend per share                                 $         0.00      $          0.00
    Risk-free interest rate                                     6.16%                 6.0%
    Expected life of options                                  5 years              5 years

    Weighted-average fair value of options granted     $         1.90      $          1.29


The following table summarized information about stock options under the plans outstanding at December 31, 1997:


                                                            Options Outstanding                 Options Exercisable
                             --------------------------------------------------          --------------------------
                                                   Weighted-
                                                     Average           Weighted-                          Weighted-
                                                   Remaining             Average                            Average
          Range of                Number         Contractual            Exercise              Number       Exercise
     Exercise Prices         Outstanding                Life               Price         Exercisable          Price
     ---------------         -----------         -----------     ---------------         -----------     ----------
    $           0.40              25,000             4 years     $          0.40              25,000     $     0.40
    $           1.00             437,885            10 years     $          1.00              29,270     $     1.00
    $           1.50             104,700             5 years     $          1.50             104,700     $     1.50
    $          1.875              38,200             5 years     $         1.875              38,200     $    1.875
    $           2.00             160,500             4 years     $          2.00             160,500     $     2.00
    $           2.25               3,000             5 years     $          2.25               3,000     $     2.25
    $           2.50             127,500             5 years     $          2.50             127,500     $     2.50
    $           2.61             191,385             5 years     $          2.61                   -     $     2.61
    $           2.75               1,500             5 years     $          2.75               1,500     $     2.75


One nonqualified stock option to purchase 25,000 shares at $.40 per share was granted under the Employee Plan. This option vested immediately. Compensation of $40,000 relating to this option was recorded to compensation expense. The remaining Employee Plan options above have a five year term and vested fully during 1997 due to a change in control of the Company (see Note 8).

                       ROCKY MOUNTAIN INTERNET, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996 AND 1997


NOTE 9:   BENEFIT PLANS   (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans, and $52,807 and $168,117 in compensation costs have been recognized in December 31, 1996 and 1997, respectively. Had compensation cost for the Plans been determined based on the fair value at the grant dates using Statement of Financial Accounting Standards No. 123, the Company's net loss would have increased by $74,258 and $768,647 in 1996 and 1997, respectively. In addition, the Company's loss per share would have increased by $.02 and $.14 in 1996 and 1997, respectively.

401(k) PLAN

The Board of Directors has approved a 401(k) Savings and Retirement Plan that will cover substantially all employees effective January 16, 1998. The Company's contributions to the Plan will be determined annually by the Board of Directors.

NOTE 10:  ACQUISITIONS

On November 1, 1997, the Company acquired the customer base and selected assets of CompuNerd, Inc. for $70,478 in cash and 30,000 shares of the Company's common stock valued at $67,500. On December 1, 1996, the Company acquired the Information Exchange, a related party through common ownership, in exchange for 52,723 shares of the Company's common stock valued at $60,385. On January 22, 1997, the Company acquired the dedicated high speed and dial-up subscribers from Online Network Enterprises, Inc. (O.N.E). The O.N.E. acquisition netted the Company approximately 50 dedicated and 725 dial-up subscribers and equipment valued at approximately $24,700. The Company paid $150,000 cash and issued 116,930 shares of the Company's common stock valued at $306,947. The acquisitions have been accounted for as purchases by recording the assets acquired at their estimated market value at the acquisition date. The operations of the Company include the operations of the acquirees from the acquisition date. Consolidated operations would not have been significantly different for the Company had the CompuNerd, Inc. and O.N.E. acquisitions been made at January 1, 1996. Unaudited proforma consolidated operations for the year ended December 31, 1996, assuming the Information Exchange purchase was made at the beginning of 1996 is shown below:


    Net sales                               $      3,367,720
    Net loss                                $     (2,377,599)
    Net loss per share                      $           (.65)

                       ROCKY MOUNTAIN INTERNET, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996 AND 1997


NOTE 10:  ACQUISITIONS (CONTINUED)

The proforma results are not necessarily indicative of what would have occurred had the acquisition been on these dates, nor are they necessarily indicative of future operations.

The purchase price for the above acquisitions were allocated as follows:

                    CompuNerd,   Information
                          Inc.      Exchange      O.N.E.        Total
                    ----------   -----------    --------     --------
Equipment             $ 48,265       $ 2,560    $ 24,700     $ 75,525
Customer lists          89,713        57,825     432,247      579,785
                        ------        ------     -------      -------

                      $137,978       $60,385    $456,947     $655,310
                       -------        ------     -------      -------
                       -------        ------     -------      -------



NOTE 11:  ADDITIONAL CASH FLOW INFORMATION


NONCASH INVESTING AND FINANCING ACTIVITIES                          1996           1997
                                                              ------------     ----------
  Capital lease obligations incurred for equipment            $  1,672,244     $  273,859
  Long-term debt converted to common stock                         490,000              -
  Preferred stock converted to common stock                              -            210
  Acquisition of CompuNerd, Inc. through issuance of
    common stock                                                    67,500              -
  Acquisition of the Information Exchange through
    issuance of common stock                                        60,385              -
  Acquisition of the Online Network Exchange, Inc. through
    issuance of common stock                                             -        306,947
  Other                                                                  -         32,100

ADDITIONAL CASH PAYMENTS INFORMATION

  Interest paid                                               $    159,007     $  396,731

                       ROCKY MOUNTAIN INTERNET, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996 AND 1997


NOTE 12:  CONTINUED OPERATIONS

During the years ended December 31, 1996 and 1997, the Company incurred net losses of $2,342,571 and $4,152,853, respectively, used $1,511,505 and
$3,296,971, respectively, of net cash from operating activities. The Company's President has plans to contribute approximately $500,000 in additional capital in 1998. In addition, the Company's management currently has plans it believes will increase revenues in order to become profitable and generate positive cash flows from operations. However, there are no assurances that the Company's plans for revenue growth and improved operating cash flows will be successful. It could be necessary to raise additional capital or reduce operating costs to meet liquidity requirements. Reducing operating costs could inhibit the Company's planned rate of revenue growth.


NOTE 13:  RESTATEMENT

The 1996 financial statements have been restated to correct the recording of a nonqualified stock option. The effect of this change was to increase additional paid-in capital, accumulated deficit and net loss by $40,000 and to increase basic and diluted loss per share by $.01.


NOTE 14:  FUTURE CHANGES IN ACCOUNTING PRINCIPLE

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Management believes that the adoption of this Statement will not have a material effect on the Company's consolidated results of operations or financial position.

                       ROCKY MOUNTAIN INTERNET, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996 AND 1997

NOTE 14:  FUTURE CHANGES IN ACCOUNTING PRINCIPLE   (CONTINUED)

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires disclosure of selected information about operating segments in interim financial reports. The Statement is effective for financial statements for periods beginning after December 15, 1997. Management believes that the adoption of this Statement will not have a material effect on the Company's consolidated results of operations or financial position.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None



                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Name                     Age       Position with the Company
     ----                     ---       -------------------------
     Douglas H. Hanson        54        President, Chief Executive Officer, and
                                        Chairman of the Board of Directors
     D. D. Hock               64        Director
     Robert W. Grabowski      57        Director
     Lewis H. Silverberg      63        Director
     Mary Beth Vitale         44        Director
     Richard K. Dingess       46        Vice President - Engineering
     David L. Evans           56        Executive Vice President, Chief
                                        Financial Officer and Secretary
                                        and Treasurer
     Kevin R. Loud            45        Vice President - Operations
     Michael R. Mara          37        Vice President - Sales and Marketing
     D. Kirk Roberts          46        Vice President - Finance and Management
                                        Information Systems

All directors were elected at the Stockholder Meeting held on March 12, 1998 to serve for the ensuing year and until their successors are duly elected and qualified.

DOUGLAS H. HANSON has been the President, Chief Executive Officer, and Chairman of the Board of Directors of the Company since October 1, 1997. Prior to assuming his positions with the Company Mr. Hanson was the President of Qwest Communications, Inc., a Denver-based telecommunications company.

D. D. HOCK has been a director of the Company since October 1, 1997. Prior to becoming a director of the Company, Mr. Hock was the President, CEO, and Chairman of the Board of Directors (from February 1989 to July 1994; Chairman and CEO from July 1994 to January 1996; Chairman from January 1996 to February 1997, when he retired) of Public Service Company of Colorado.

ROBERT W. GRABOWSKI has been a director of the Company since January 10, 1998. He is the Vice President, Finance and Administration, Sunny Side, Inc./Temp Side, a private employment service, since 1988. He has been a certified public accountant since 1968 and holds a Bachelor of Science degree from De Paul University.

LEWIS H. SILVERBERG has been a director of the Company since January 10, 1998. Mr. Silverberg has been a business consultant since January, 1994, advising privately held businesses on their formation, sale, and financing. In September, 1990 Mr. Silverberg joined Liquor Barn, Inc., which operated a chain of retail stores and was in a bankruptcy reorganization proceeding at that time. Mr. Silverberg was the Executive Vice President and a director of Liquor Barn, Inc., until December, 1993. The business was liquidated after Mr. Silverberg's departure in 1993. Mr. Silverberg is an attorney and has been a member of the California bar since 1959.

MARY BETH VITALE has been a director of the Company since January 10, 1998. From 1994 to October, 1997, she was an executive of AT&T Corporation (Vice President of In-State Services from 1994 to 1996; Vice President and Corporate Officer, Local Service Organization, Western Region, from 1994 to 1996; and President - Western States from January to October, 1997) in Denver, Colorado. Prior to joining AT&T, Ms. Vitale was Vice President of Marketing for US West Communications, Inc. (1994), Region Executive Director for US West Cellular (1991 to 1993), and Region General Manager for US West Cellular (1989 to 1991). She holds a Bachelor of Arts degree from Hillsdale College, a Master of Science degree from the University of Colorado, and an Advanced Management degree from the Wharton School of Business.

RICHARD K. DINGESS has served as Vice President - Engineering since October 1997. From April, 1997 to October, 1997, he was Vice President - Network Operations, and from 1995 to 1997, he served as the Company's Director of Network Operations. From 1994 to 1995, he was Director of Technical Services for Trident Computer Services, a regional network consulting company. From 1989 to 1994 he worked as a network manager at Fort Carson, Colorado. From 1985 to 1989, he was team leader for software development for NATO's southern region. Mr. Dingess attended Ohio State University and the University of LaVerne. Mr. Dingess resigned from the Company effective March 31, 1998.

DAVID L. EVANS has served as the Executive Vice President, Chief Financial Officer, and Secretary of the Company since joining the Company in June of 1997. From January, 1992 until joining the Company, Mr. Evans was the president of Evanwood Corporation, a corporate financial consulting firm with domestic and international clients. Prior to Evanwood Corporation, Mr. Evans spent 26 years at Deere and Company, where he last served as Director of Finance and was responsible for funding John Deere's operations worldwide. Mr. Evans served on the board of directors of Data Transmission Network Corporation from 1986 to 1995. He currently serves on the boards of directors of Mutual Selection Fund, Inc. and John Deere Receivables, Inc. Mr. Evans has a Bachelor of Science degree in Economics from Iowa State University and a Master of Business Administration degree from Wharton Graduate Division of the University of Pennsylvania.

KEVIN R. LOUD is Vice President - Operations of the Company. Before joining the Company in July, 1995, he served as Vice President of Marketing for SP Telecom, a national long distance company from 1994 to 1995. In 1992, he formed Loud and Associates, where he consulted with regional and national communication organizations on market development and operation efficiencies until 1994.
While operating Loud & Associates, Mr. Loud undertook a year-long project for Automated Communications, Inc., during which he was treated as a statutory employee. From 1984 until 1992, he was employed by Houston Network, Inc. and held positions ranging from Director of Finance, Vice President of Operations and Carrier Sales, Vice President Sales, and President. The primary business of that organization was switched long distance communication services. Mr. Loud holds a Master of Business Administration degree from William and Mary and a Bachelors of Arts in Economics from UCLA.

MICHAEL R. MARA is Vice President - Sales and Marketing of the Company. Prior to joining the Company in November 1995, Mr. Mara was employed by ITC, a privately held international audio and video conferencing service provider, from June, 1992 until October, 1995.

D. KIRK ROBERTS has served as Vice President - Finance and Management Information Systems since June, 1997. He served as Chief Financial Officer and Controller of the Company from January, 1995 to June, 1997. He was an accountant employed by Potter, Littlewood, & Petty, PC, an accounting firm in Houston, Texas from 1991 to 1994. From 1989 to 1990, he worked for a national computer retailer as National Product Manager -- Accounting Solutions. He has a Bachelor of Business Administration degree from the University of Houston and is a certified public accountant.


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

Based on a review of the copies of such reports furnished to the Company or representations that no other reports were required, the Company believes that, during 1996 calendar year, all filing requirements applicable to its officers, directors and greater-than-10% beneficial owners were complied with, except that Statements of Changes in Beneficial Ownership (Form 4) were filed late for Roy
J. Dimoff, Kevin Loud, Chris Phillips, Richard Dingess, and D. Kirk Roberts and Initial Statement of Beneficial Ownership (Form 3) were filed late for David L. Evans and Gerald Van Eeckhout.




ITEM 10. EXECUTIVE COMPENSATION.

                               EXECUTIVE COMPENSATION

Following is information concerning compensation paid to all persons who served as the Company's Chief Executive Officer during the 1997 fiscal year and all others who were serving as executive officers during the 1997 fiscal year and whose annual compensation (salary and bonus) was greater than $100,000 (the "Named Executive Officers"). The Company's fiscal year ends December 31.

                             SUMMARY COMPENSATION TABLE


------------------------------------------------------------------------------------------------------------------------
        (a)                 (b)       (c)         (d)        (e)            (f)           (g)         (h)        (i)
      Name and             Year      Salary    Bonus ($)    Other       Restricted    Securities     LTIP     All other
     Principal                                /options     Annual     Stock Awards    Underlying    Payouts     Compen-
      Position                                             Compen-                     Options /                 sation
                                                            sation                      SARs (#)                ($0) (4)
------------------------------------------------------------------------------------------------------------------------
 Douglas H. Hanson         1997     $30,000                                             600,000
 President, CEO
 and Chairman(1)
------------------------------------------------------------------------------------------------------------------------
 Roy J. Dimoff,            1997     $86,150                                                                     $25,500
 CEO and President  (2)                                                                                            (3)
                         -----------------------------------------------------------------------------------------------
                           1996     $101,407    $20,250
                                                  (4)
                         -----------------------------------------------------------------------------------------------
                           1995     $23,322
------------------------------------------------------------------------------------------------------------------------
 Kevin R. Loud,            1997     $92,300
 Vice President -
 Operations
                         -----------------------------------------------------------------------------------------------
                           1996     $83,967     $16,200
                                                  (4)
                         -----------------------------------------------------------------------------------------------
                           1995     $17,822
------------------------------------------------------------------------------------------------------------------------


(1) Mr. Hanson was elected President, Chief Executive Officer, and Chairman of the Board of Directors of the Company as of October 1, 1997. The Company granted Mr. Hanson incentive stock options to purchase 191,385 shares of Common Stock for an exercise price of $2.6125 per share and non-qualified stock options to purchase 408,615 shares of Common Stock for an exercise price of $1.00 per share (collectively, the "Options") pursuant to the Company's 1997 Stock Option Plan (the "1997 Plan"), which Plan was subject to the approval by the stockholders at the Shareholder Meeting. Such approval was granted on March 12, 1998 at the Shareholder Meeting.

(2) Mr. Dimoff and Mr. Loud joined the Company in July, 1995. Mr. Dimoff resigned as the President and Chief Executive Officer of the Company as of October 1, 1997.

(3) In connection with the resignation by Mr. Dimoff effective October 1, 1997, the Company and Mr. Dimoff entered into a Waiver and Release pursuant to which, among other matters, (i) the Company agreed to pay Mr. Dimoff $102,000 (less all federal and state withholdings on wages) in respect of the severance of his prior employment relationship with the Company and to reimburse Mr. Dimoff for his attorney's fees (up to a maximum of $2,000) for the negotiation of the Waiver and Release. One quarter of the severance amount ($25,500) was payable, and was paid, upon execution of the Waiver and Release and the remainder is payable in nine equal monthly installments on the first day of each month commencing on January 1, 1998;
     (ii) Mr. Dimoff agreed not to make use of or to divulge to any other person any confidential information (as defined in the Waiver and Release) relating to the Company; and (iii) Mr. Dimoff agreed to not compete with the Company, directly or indirectly, in certain geographic areas specified in the Waiver and Release until October 1, 1998, except that, at any time after December 2, 1997, Mr. Dimoff may elect to terminate the agreement not to compete by giving 30 days' prior written notice to the Company of this election. In the event that Mr. Dimoff terminates his covenant not to compete, the Company will have no further obligation to make any remaining severance payments to Mr. Dimoff. Mr. Dimoff has provided such notice and effective March 6, 1998 no further severance payments are due him and his agreement not to compete is terminated.

(4) This bonus was earned in 1996 and paid in 1997. The bonus is based on achieving 81% of the Company's revenue plan. Mr. Dimoff elected to receive $3,000 of the bonus in the form of 3,000 stock options exercisable in September, 1997. Mr. Loud elected to receive $8,100 of the bonus in the form of 8,100 stock options exercisable in September, 1997. All employees who received 1996 bonuses had the same choice of receiving their bonus as cash or stock options. The options were granted pursuant to the Company's 1997 Non-Qualified Stock Option Plan ( the "Bonus Plan"). The Bonus Plan authorizes the Company to issue options to purchase an aggregate of 50,000 shares of Common Stock, subject to adjustment in the event of stock splits, stock dividends, and similar extraordinary events. The options were exercisable immediately upon the grant thereof (September 26, 1997) and can be exercised for a period of five years thereafter in lots of 100 shares or multiples thereof. The exercise price is $1.00 per share of Common Stock purchased. The options may not be transferred by the optionholder otherwise than by will or pursuant to the laws of descent and distribution. The options may be exercised during the option holder's lifetime only by the optionholder or, in the event of his disability or incapacity, by his guardian or legal representative. The options become void immediately in the event that the option holder's employment with the Company is terminated for cause but may be exercised for a period of three months following termination other than for cause.

The Company currently has an employment agreement with Mr. Loud. The employment agreement provides for a salary of $84,000 per year and is terminable for cause. The Company may also terminate the agreement without cause subject to the obligation to pay Mr. Loud a severance equal to five to eight months' salary based on length of service. The agreement terminates in December 1999. The employment agreement does not significantly restrict Mr. Loud's ability to compete with the Company following any termination.



AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

  (a)         (b)                (c)         (d)                 (e)
                                          Number of
                                          Securities          Value of
                                          Underlying          Unexercised
                                          Unexercised         In-the-Money
                                          Options/SARs        Options/SARs
                                          at FYT-End(#)       at FY-End ($)
            Shares Acquired     Value     Exercisable/        Exercisable/
Name        on Exercise (#)     Realized  Unexercisable       Unexercisable
--------------------------------------------------------------------------
Douglas H.     -0-                -0-        -0-/              -0-/
Hanson                                       600,000           $891,392(1)

(1) Determined, in accordance with Securities and Exchange Commission rules, by the difference between the fair market value of the Common Stock on December 31, 1997 ($3.00) and the exercise price of the options.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of Common Stock as of March 13, 1998 by (i) each stockholder of the Company known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, (ii) each current member and nominee for election to the Board of Directors of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table appearing under the caption "Executive Compensation," below and (iv) all current directors and executive officers of the Company as a group.


--------------------------------------------------------------------------------
  Class of    Name and Address of Beneficial  Notes    Number of     Percentage
    Stock                  Owner                         Shares      of Shares
                                                                    Outstanding
--------------------------------------------------------------------------------
              Current Directors

--------------------------------------------------------------------------------
Common        Douglas H. Hanson               1,2,3    7,280,840        56.1%
Shares        1099 Eighteenth Street
              30th Floor
              Denver, CO  80202
--------------------------------------------------------------------------------
Common        D. D. Hock                        2          1,500          *
Shares        1099 Eighteenth Street
              30th Floor
              Denver, CO  80202
--------------------------------------------------------------------------------
Common        Robert W. Grabowski               2          6,300          *
Shares        1099 Eighteenth Street
              30th Floor
              Denver, CO  80202
--------------------------------------------------------------------------------
Common        Lewis H. Silverberg               2          6,500          *
Shares        1099 Eighteenth Street
              30th Floor
              Denver, CO  80202
--------------------------------------------------------------------------------
Common        Mary Beth Vitale                  2          1,500          *
Shares        1099 Eighteenth Street
              30th Floor
              Denver, CO  80202
--------------------------------------------------------------------------------
              Named Executive Officers Who Are Not
              Directors
--------------------------------------------------------------------------------
Common        Richard K. Dingess               2,4        77,500         1.2%
Shares        1099 Eighteenth Street
              30th Floor
              Denver, CO  80202
--------------------------------------------------------------------------------
Common        David L. Evans                   2,5        40,000          *
Shares        1099 Eighteenth Street
              30th Floor
              Denver, CO  80202
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
Common        Kevin R. Loud                   1,2,6      466,600         6.5%
Shares        1099 Eighteenth Street
              30th Floor
              Denver, CO  80202
--------------------------------------------------------------------------------
Common        Michael R. Mara                  2,7       137,500          *
Shares        1099 Eighteenth Street
              30th Floor
              Denver, CO  80202
--------------------------------------------------------------------------------
Common        D. Kirk Roberts                  2,8        50,300          *
Shares        1099 Eighteenth Street
              30th Floor
              Denver, CO  80202
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
Common        All Directors and Named Executive        7,727,155        59.8%
Shares        Officers as a Group ( 10 persons)
--------------------------------------------------------------------------------
              Over 5% Stockholders and Members of a "group" Who Are Not
              Directors or Executive Officers

--------------------------------------------------------------------------------
Common        Christopher K. Phillips         1,2,9      376,500         5.2%
Shares        4580 Star Ridge Drive
              Colorado Springs, CO 80916
--------------------------------------------------------------------------------
Common        Jim D. Welch(1)(11)             1,2,10     356,340         5.0%
Shares        1326 Sorrento Road
              Colorado Springs, CO 80910
--------------------------------------------------------------------------------
Common        Kennedy Capital Management,      11        375,000         5.3%
Shares          Inc.
              10829 Olive Blvd.
              St. Louis, MO 63141
--------------------------------------------------------------------------------

              *    Less than 1%

(1) As set forth below in Item 12 and footnotes 3,6, 9, and 10, Mr. Douglas H. Hanson entered into a Shareholders' Voting Agreement and Irrevocable Proxy with Christopher K. Phillips, Jim D. Welch, and Kevin R. Loud, dated as of October 1, 1997. Accordingly, all of such persons may be deemed to be members of a "group" for reporting beneficial ownership of shares of Common Stock in the table. Unless otherwise noted, each person has sole voting and dispositive power over the shares listed opposite his name. For the purposes of the table, shares of other members of the group have not been attributed to each member.

(2) Shares of Common Stock that were not outstanding but that could be acquired by a person upon exercise of any option, warrant, or other right within the next 60 days following the dates set forth in the paragraph appearing immediately prior to the table are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person. Such shares, however, are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person. As of March 13, 1998, there were 7,125,902 shares of Common Stock outstanding.

(3)  Includes 1,908,615 shares beneficially owned directly by Mr. Hanson

     4,000,000 shares issuable upon exercise of warrants, 191,385 shares issuable upon exercise of options,and 1,180,840 shares as to which Mr. Hanson obtained the rights to vote pursuant to a Shareholders' Voting Agreements and Irrevocable Proxy described below in Item 12. Does not include 50,000 shares acquired upon the exercise 50,000 warrants for $1.90 per share on March 23, 1998.

(4) Richard K. Dingess - Includes 37,500 common shares and options to acquire 40,000 common shares.

(5)  David L. Evans - Includes options to acquire 40,000 common shares.

(6) Kevin Loud - Includes 458,500 shares owned directly by Mr. Loud and options to acquire 8,100 additional common shares. Mr. Hanson entered into a Shareholders' Voting Agreement and Irrevocable Proxy with Mr. Loud pursuant to which Mr. Hanson obtained the right to vote all shares currently owned by him or that may be acquired by him. The proxy terminates upon the earlier of: (i) three years from the date of execution; or (ii) the date upon which any shares of Common Stock owned by the grantor of a proxy are sold, transferred, assigned, or otherwise disposed of (except by a pledge thereof) by such stockholder to a person other than: (A) a member of such stockholder's "immediate family," as such term is defined in Rule 16a-1(e) promulgated pursuant to the Securities Exchange Act, 17 C.F.R. Section 240.16a-1(e), or (B) a trust for the benefit of any member of such stockholder's immediate family; provided, however, that the termination applies only to such shares of Common Stock as are sold, transferred, assigned, or otherwise disposed of to persons other than members of the stockholder's "immediate family.".

(7) Michael R. Mara - Includes 75,000 shares owned directly by Mr. Mara and options to acquire 62,500 additional shares.

(8) D. Kirk Roberts - Includes 300 common shares owned by Mr. Roberts' son and options granted to Mr. Roberts to acquire 50,000 common shares.

(9) Christopher K. Phillips - Includes 373,000 common shares and options to acquire 1,500 common shares. Mr. Phillips resigned as a director of the Company effective November 10, 1997. Mr. Hanson entered into a Shareholders' Voting Agreement and Irrevocable Proxy with Mr. Phillips pursuant to which Mr. Hanson obtained the right to vote all shares currently owned by him or that may be acquired by him. The proxy terminates upon the earlier of: (i) three years from the date of execution; or (ii) the date upon which any shares of Common Stock owned by the grantor of a proxy are sold, transferred, assigned, or otherwise disposed of (except by a pledge thereof) by such stockholder to a person other than: (A) a member of such stockholder's "immediate family," as such term is defined in Rule 16a-1(e) promulgated pursuant to the Securities Exchange Act, 17 C.F.R.
     Section 240.16a-1(e), or (B) a trust for the benefit of any member of such stockholder's immediate family; provided, however, that the termination applies only to such shares of Common Stock as are sold, transferred, assigned, or otherwise disposed of to persons other than members of the stockholder's "immediate family."


(10) Jim D. Welch - All 356,340 shares are owned directly by Mr. Welch. Mr. Hanson entered into a Shareholders' Voting Agreement and Irrevocable Proxy with Mr. Welch pursuant to which Mr. Hanson obtained the right to vote all shares currently owned by him or that may be acquired by him. The proxy terminates upon the earlier of: (i) three years from the date of execution; or (ii) the date upon which any shares of Common Stock owned by the grantor of a proxy are sold, transferred, assigned, or otherwise disposed of (except by a pledge thereof) by such stockholder to a person other than:
     (A) a member of such stockholder's "immediate family," as such term is defined in Rule 16a-1(e) promulgated pursuant to the Securities Exchange Act, 17 C.F.R. Section 240.16a-1(e), or (B) a trust for the benefit of any member of such stockholder's immediate family; provided, however, that the termination applies only to such shares of Common Stock as are sold, transferred, assigned, or otherwise disposed of to persons other than members of the stockholder's "immediate family."

(11) Kennedy Capital Management, Inc. beneficially owns 375,000 shares as reported to the Securities and Exchange Commission on Form SC 13G on February 10, 1998.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Related Party Transactions

Effective October 1, 1997, the Company issued and sold to Mr. Hanson 1,225,000 shares of Common Stock for a purchase price of $2,450,000, or $2.00 per share. Mr. Hanson also became the Company's President, Chief Executive Officer, and Chairman of the Board of Directors as the result of the transactions described in such section of this Proxy Statement.

The Company agreed to issue to Mr. Hanson warrants (the "Warrants") to purchase 4,000,000 shares of Common Stock for an exercise price of $1.90 per share, subject to adjustment, and the Company granted Mr. Hanson incentive stock options to purchase 191,385 shares of Common Stock for an exercise price of $2.6125 per share and non-qualified stock options to purchase 408,615 shares of Common Stock for an exercise price of $1.00 per share (collectively, the "Options") pursuant to the Company's 1997 Stock Option Plan (the "1997 Plan"). The Options vest one year from the date of grant (subject to acceleration of the vesting date by the Board of Directors or a committee hereof that will administer the 1997 Plan, if it is approved). The 1997 Plan is subject to the approval by the stockholders of the Company and was submitted for such approval. The 1997 Plan was approved by a vote of shareholders on March 12, 1998 at the Shareholder Meeting. On March 12, 1998, the Board of Directors accelerated the vesting schedule of The Options to make them exercisable as of that date.

Pursuant to a Stock Purchase Agreement between Mr. Hanson and Roy J. Dimoff, dated as of October 1, 1997, Mr. Dimoff sold to Mr. Hanson 150,000 shares of Common Stock for a purchase price of $300,000, or $2.00 per share. Contemporaneously with this purchase and sale, Mr. Dimoff resigned as a director and as President and Chief Executive Officer of the Company. In addition, as discussed below, Mr. Hanson entered into a Shareholders' Voting Agreement and Irrevocable Proxy with Mr. Dimoff and six other stockholders pursuant to which Mr. Hanson obtained the right to vote certain shares of Common Stock beneficially owned by Mr. Dimoff and such other stockholders.

Pursuant to a Stock Purchase Agreement among Douglas H. Hanson, Christopher K. Phillips, Jim D. Welch, and Kevin R. Loud, dated as of October 1, 1997, Mr. Hanson purchased 50,000 shares, 50,000 shares, and 25,000 shares of Common

Stock from Messrs. Phillips, Welch, and Loud, respectively, for an aggregate purchase price of $250,000, in each case for $2.00 per share. In addition, as discussed below, Mr. Hanson entered into a Shareholders' Voting Agreement and Irrevocable Proxy with Messrs. Phillips, Welch, and Loud pursuant to which Mr. Hanson obtained the right to vote certain shares of Common Stock beneficially owned by them.

In December, 1996, the Company acquired the assets of The Information Exchange, LLC., a Denver based voice messaging service company, a related party through common ownership. Roy J. Dimoff, at the time President and CEO of Rocky Mountain Internet, Inc. (RMI), held a 51% ownership share of The Information Exchange and Nancy Phillips, Vice President of Operations of RMI at the time held a 31% share of The Information Exchange. RMI issued 52,723 shares of common stock in exchange for 100% ownership of The Information Exchange.

In late 1995 and early 1996, the Company effected an offering of convertible debentures in the aggregate principal amount of $490,000. The debentures bear interest at the rate of 12% per annum, payable quarterly, and are convertible into Common Stock at the option of the holder at a conversion price of $0.40 per share. All of the debentures were converted to Common Stock in October, 1996. Certain of the debentures were purchased by persons who were relatives of the Company's major shareholders at the time on terms the same as those offered to unrelated purchasers. Relatives of Mr. Dimoff purchased $132,000 (subsequently converted to 330,000 common shares) and relatives of Mr. Loud purchased $68,000 (subsequently converted to 170,000 common shares), respectively, in aggregate principal amounts of the Debentures.

In connection with the resignation by Mr. Dimoff effective October 1, 1997, the Company and Mr. Dimoff entered into a Waiver and Release pursuant to which, among other matters, (i) the Company agreed to pay Mr. Dimoff $102,000 (less all federal and state withholdings on wages) in respect of the severance of his prior employment relationship with the Company and to reimburse Mr. Dimoff for his attorney's fees (up to a maximum of $2,000) for the negotiation of the Waiver and Release. One quarter of the severance amount ($25,500) was payable, and was paid, upon execution of the Waiver and Release and the remainder is payable in nine equal monthly installments on the first day of each month commencing on January 1, 1998; (ii) Mr. Dimoff agreed not to make use of or to divulge to any other person any confidential information (as defined in the Waiver and Release) relating to the Company; and (iii) Mr. Dimoff agreed to not compete with the Company, directly or indirectly, in certain geographic areas specified in the Waiver and Release until October 1, 1998, except that, at any time after December 2, 1997, Mr. Dimoff may elect to terminate the `agreement not to compete by giving 30 days' prior written notice to the Company of this election. In the event that Mr. Dimoff terminates his covenant not to compete, the Company will have no further obligation to make any remaining severance payments to Mr. Dimoff. Mr. Dimoff has provided such notice and effective March 6, 1998 no further severance payments are due him and his agreement not to compete is terminated

In February 1997, the Company entered into a negotiated agreement with Jim D. Welch, an officer and a shareholder of the Company, wherein the Company agreed to purchase 90,000 shares of the Company's common stock from him for $120,000. As of March 13, 1998, the Company has purchased 72,660 shares in the amount of $96,000. The stock will be purchased over an eighteen month period. As part of the agreement, Mr. Welch separated from employment with the Company.

Transactions with Promoters

Neidiger, Tucker, Bruner, Inc. (NTB) was the principal underwriter of the initial public offering (IPO). The Company sold to NTB at the closing of the IPO, for $100, warrants to purchase 136,500 Units (comprised of one share of common stock and one warrant). Such Units are the same as the Units offered in the IPO except that they (a) have an exercise price of $4.20 per Unit (120% of the Unit offering price), subject to certain anti-dilution provisions and $6.5625 per underlying Warrant (150% of the public Warrant exercise price), subject to certain anti-dilution provisions; and (b) will be exercisable for a 48-month period commencing one year from September 5, 1996 (the date of the Prospectus). The NTB Warrants may be exercised in a cashless transaction whereby the NTB Warrants, at the holder's option, may be exchanged, in whole or in part, for the underlying Common Stock and Warrants.

NTB was the Company's placement agent in connection with the private offering in September, 1997 of units of the Company's securities, each unit consisting of two shares of Common Stock and a warrant to purchase one share of Common Stock, for $4.00 per unit. In connection with that offering, the Company agreed to issue to NTB warrants (the "NTB Private Offering Warrants") to purchase units of securities, each unit consisting of two shares of Common Stock and a warrant to purchase one share of Common Stock. The Company anticipates that it will issue to NTB, for nominal consideration, 31,050 NTB Private Offering Warrants, although the Company has not entered into a formal sales agency agreement with NTB with respect to the private offering. Accordingly, the terms of the NTB Private Offering Warrants, including the anti-dilution provisions, if any, have not been determined as of the date hereof.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits

   Number      Description of Exhibits

     3.1       Certificate of Incorporation (1)
     3.2       Bylaws of Rocky Mountain Internet, Inc. (1)
     3.3 Certificate of Amendment of Certificate of Incorporation of Rocky Mountain Internet, Inc.
     4.1 Form of Warrant Agreement dated September 5,1996 between Rocky Mountain Internet, Inc. and American Securities Transfer, Inc.
               (1)
     4.2       Form of Subordinated Convertible Promissory Note (1)
     4.3       Form of Lock-Up Agreement for Shareholders (1)
     4.4       Form of Lock-Up Agreement for Preferred Stockholders (1)
     4.5       Form of Lock-Up Agreement for Debenture Holders (1)
     4.6       Form of Stock Certificate (1)
     4.7       Form of Warrant Certificate (1)
     4.8 Warrant Agreement between Rocky Mountain Internet, Inc. and Douglas H. Hanson dated October 1, 1997 (8)
     4.9       1996 Employees' Stock Option Plan(6)
     4.10      1996 Non-Employee Directors' Stock Option Plan (6)
     4.11      Rocky Mountain Internet Inc. 1997 Non-Qualified Stock Option Plan
               (7)

      4.12     1997 Stock Option Plan (9)
      4.12.1 First Amendment to Non-Qualified Stock Option Agreement pursuant to the Rocky Mountain Internet, Inc. 1997 Stock Option Plan
      4.12.2   First Amendment to Incentive Stock Option Agreement pursuant to the Rocky Mountain Internet, Inc. 1997 Stock Option Plan
      4.13     Rocky Mountain Internet, Inc. 1998 Employees' Stock Option Plan
               (10)
      4.14 Rocky Mountain Internet, Inc. 1998 Non-Employee Directors' Stock Option Plan (11)
     10.1 Agreement of Lease between Denver-Stellar Associates Limited Partnership, Landlord and Rocky Mountain Internet, Inc., Tenant
               (2)
     10.2      Asset Purchase Agreement - Acquisition of CompuNerd, Inc. (2)
     10.3      Confirmation of $2.0 million lease line of credit (2)
     10.4 Agreement between MCI and Rocky Mountain Internet, Inc. governing the provision of professional information system development services for the design and development of the MCI internal Intranet project referred to as Electronic Advice. (2)
     10.5      Sublease Agreement-February 26, 1997-1800 Glenarm,
               Denver, Co. (4)
     10.6      Acquisition of The Information Exchange (4)
     10.7      Asset purchase of On-Line Network Enterprises (4)
     10.8      1996 Incentive Compensation Plan - Annual Bonus Incentive  (4)
     10.9      1997 Incentive Compensation Plan - Annual Bonus Incentive  (4)
     10.10 TERMINATION AGREEMENT of joint venture between Rocky Mountain Internet, Inc. and Zero Error Networks, Inc. (5)
     10.11     Private Placement Memorandum (5)
     16.1      Letter re change in certifying accountant  (3)
     23.1      Consent of McGladrey & Pullen, LLP  (4)
     23.2      Consent of Baird Kurtz & Dobson  (4)

     27.1      Financial Data Schedule

     (1) Incorporated by reference from the Company's registration statement on Form SB-2 filed with the Commission on August 30, 1996, registration number 333-05040C.
     (2) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB filing dated November 14, 1996.
     (3) Incorporated by reference to the Company's Current Report on Form 8-K filing dated January 28, 1997
     (4) Incorporated by reference to the Company's Annual Report on Form 10-KSB dated March 31, 1997.
     (5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB dated June 30, 1997.
     (6) Incorporated by reference to the Company's documents filed with Initial Public Offering.
     (7) Incorporate by reference to the Company's Form S-8 Registration Statement filed on September 26, 1997.
     (8) Incorporated by reference to the Company's Form 8-K filing dated October 6, 1997.
     (9) Incorporated by reference to the Definitive Proxy Statement (Appendix A) filed on Schedule 14A on February 13, 1998.
     (10) Incorporated by reference to the Definitive Proxy Statement (Appendix B) filed on Schedule 14A on February 13, 1998.
     (11) Incorporated by reference to the Definitive Proxy Statement (Appendix C) filed on Schedule 14A on February 13, 1998.

(b) Reports on 8-K. State whether any reports on Form 8-K were filed during the last quarter of the period covered by this report, listing the items reported, any financial statements filed and the dates of such reports.

     ITEM 5 - OTHER EVENTS, filed on October 1, 1997. The Company signed a non-binding letter of intent with a third party investor on September 17, 1997 under the terms of which the Company would sell to the investor newly-issued common shares of the Company representing 13 percent of the outstanding common shares of the Company (as such percentage is determined on a fully diluted basis after the issuance of shares to the investor and giving effect to the dilution resulting from the exercise or conversion of any warrants, options, convertible preferred shares or other similar interests in the Company outstanding on the date hereof) for a cash purchase price of approximately $2,450,000.

     ITEM 1 - CHANGES IN CONTROL OF REGISTRANT, filed on October 6, 1997. On October 1, 1997, Mr. Douglas H. Hanson obtained effective control of Rocky Mountain Internet, Inc., by entering into a series of agreements wherein he invested $2,450,000 in the Company in exchange for 1,225,000 shares of common stock at a price of $2.00 per share in addition to acquiring warrants, options, and voting rights from certain shareholders. ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS as related to the change in control.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Rocky Mountain Internet, Inc.
Registrant


March 30, 1998


By:  /S/ DAVID L. EVANS
     ----------------------------
     David L. Evans
     Executive Vice President and
     Chief Financial Officer



By:  /S/  DOUGLAS H. HANSON
     ----------------------------
     Douglas H. Hanson
     Chairman of the Board,
      Chief Executive Officer
     and President


By:  /S/ D. D. HOCK
     ----------------------------
     D. D. Hock
     Board of Directors


By:  /S/ ROBERT W. GRABOWSKI
     ----------------------------
     Robert W. Grabowski
     Board of Directors


By:  /S/ LEWIS H. SILVERBERG
     ----------------------------
     Lewis H. Silverberg
     Board of Directors


By:  /S/ MARY BETH VITALE
     ----------------------------
     Mary Beth Vitale
     Board of Directors