Form 10-Q
period 1998-03-31
ROCKY MOUNTAIN INTERNET INC
filed 1998-05-15
CIK 1003282

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                     FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

          OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from __________  to  ___________.

COMMISSION FILE NUMBER:  001-12063
                         ---------

                             ROCKY MOUNTAIN INTERNET, INC
                 ----------------------------------------------------
                 Exact name of Registrant as specified in its charter

Delaware                                                         84-1322326
--------                                                         ---------------
State or other jurisdiction of                                   IRS Employer
incorporation or organization                                     Identification

1099 18th Street, Suite 3000  DENVER COLORADO                    80202
---------------------------------------------                    ---------------
Address of principal executive offices                           Zip Code

Registrant's telephone number, including area code:              303-672-0700
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

                                     YES  X  NO

As of April 15, 1998, Rocky Mountain Internet, Inc. had 7,311,761 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ]No [X]

PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                            ROCKY MOUNTAIN INTERNET, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                                        ASSETS




                                                                    December 31,     March 31,
                                                                       1997            1998
                                                                      (Note)        (Unaudited)
Current assets
  Cash and Cash equivalents                                         $  1,053,189   $  1,152,420
  Trade receivables, less allowance for doubtful
  accounts 12/31/1997 - $176,000; 3/31/1998 - $226,857                  672,094         616,814
  Inventories                                                             46,945         67,019
  Other                                                                  112,891        153,436
                                                                    ------------   ------------
                                                                    $  1,885,119   $  1,989,689
Property and equipment
  Equipment                                                            2,927,016      3,114,444
  Computer software                                                      218,801        221,319
  Leasehold Improvements                                                 190,235        190,235
  Furniture, fixtures, and office equipment                              431,814        444,575
                                                                    ------------   ------------
                                                                    $  3,767,866   $  3,970,573
  Less accumulated depreciation and amortization                       1,118,217      1,329,005
                                                                    ------------   ------------
                                                                    $  2,649,649   $  2,641,568
Other assets
  Customer Lists                                                         471,096        441,912
  Investments                                                                  -          3,000
  Deposits                                                                76,255         76,255
                                                                    ------------   ------------
                                                                    $    547,351   $    521,167
                                                                    ------------   ------------
                                                                    $  5,082,119   $  5,152,424
                                                                    ------------   ------------
                                                                    ------------   ------------





Note: The Consolidated Balance Sheet information as of December 31, 1997 has been derived from the Company's audited financial statements appearing in Form 10-KSB previously filed with the U.S. Securities and Exchange Commission.



                    See Notes to Consolidated Financial Statements

                            ROCKY MOUNTAIN INTERNET, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                         LIABILITIES AND STOCKHOLDERS' EQUITY




                                                     December 31,    March 31
                                                        1997           1998
                                                       (Note)       (Unaudited)
Current liabilities
  Current maturities of long-term debt and
       obligations under capital leases            $    609,390   $    646,148
  Accounts payable                                      581,366      1,288,372
  Deferred revenue                                      345,857        340,149
  Accrued payroll and related taxes                     182,569        193,162
  Other accrued expense                                 374,940        243,688
                                                   ------------   ------------
            Total current liabilities              $  2,094,122   $  2,711,519
                                                   ------------   ------------

  Long-term debt and obligations under capital
            leases, less current maturities        $    904,627   $    784,451
                                                   ------------   ------------
Stockholders equity
  Preferred stock, $.001 par value; authorized
  12/31/97 - 790,000, 3/31/1998 - 750,000 shares;
  issued and outstanding 12/31/97, 40,000 shares
  and 3/31/1998, 0 shares                          $         40  $           -
  Common stock, $.001 par value; authorized
  12/31/97 - 10,000,000 shares, 3/31/1998 -
  25,000,000 shares; issued 1997 - 6,736,889
  shares; 3/31/1998 - 7,286,275 shares; and
  outstanding 1997 - 6,667,846 shares,
  3/31/1998 - 7,218,281 shares.                           6,737          7,286
  Additional paid-in capital                          9,284,720      9,799,715

  Accumulated deficit                                (6,747,050)    (8,061,398)
  Unearned Compensation                                (383,077)
                                                   ------------   ------------
                                                   $  2,161,370   $  1,745,603
  Treasury stock, at cost
     Common; 1997 - 59,043 shares,
     3/31/1998 - 67,474                                 (78,000)       (89,149)
                                                   ------------   ------------
  Total Stockholders' Equity                      $  2,083,370   $  1,656,454
                                                   ------------   ------------
                                                   $  5,082,119   $  5,152,424
                                                   ------------   ------------
                                                   ------------   ------------



                    See Notes to Consolidated Financial Statements

                            ROCKY MOUNTAIN INTERNET, INC.
                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



                                                       Three Months Ended
                                                             March 31,

                                                       1997            1998
Revenue
     Internet access and services                  $  1,314,039   $  1,713,316
     Equipment sales                                     83,244         65,969
                                                   ------------   ------------
                                                   $  1,397,283   $  1,779,285
                                                   ------------   ------------
Cost of revenue earned
     Internet access and services                  $    437,111   $    601,130
     Equipment sales                                     63,865         50,956
                                                   ------------   ------------
                                                   $    500,976   $    652,086
                                                   ------------   ------------
       Gross Profit                                $    896,307   $  1,127,199

Selling, general and administrative expenses          1,708,306      2,454,330
Other operating expenses                                               (74,987)
                                                   ------------   ------------
  Operating (loss) income                          $   (811,999)  $ (1,252,144)

Other income (expense)
     Interest income                                     12,849         18,620
     Interest expense                                   (85,002)       (80,826)
     Other expense                                       (5,485)
                                                   ------------   ------------
                                                   $    (77,638)  $    (62,206)
                                                   ------------   ------------
     Net (loss) income before income taxes         $   (889,637)  $ (1,314,350)

Income tax expense                                            -              -
                                                   ------------   ------------
     Net (loss) income                             $   (889,637)  $ (1,314,350)
                                                   ------------   ------------

Preferred Stock Dividends                          $     25,000   $          -

Net loss applicable to common shareholders         $   (914,637)  $ (1,314,350)
                                                   ------------   ------------
                                                   ------------   ------------
Basic and diluted loss per share
     Net loss per share                            $      (0.19)  $      (0.19)
                                                   ------------   ------------
                                                   ------------   ------------



                    See Notes to Consolidated Financial Statements

                            ROCKY MOUNTAIN INTERNET, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                         Three Months Ended
                                                              March 31,
                                                         1997           1998
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                    $   (889,637)  $ (1,314,350)
     Items not requiring (providing) cash:
       Depreciation and amortization                    175,011        239,973
       Stock option compensation                                       383,077
       Common stock contributed to pension plan                         17,664
       Changes in assets and liabilities:
          Trade receivables                            (102,740)        55,281
          Inventories                                   (25,861)       (20,074)
          Other current assets                          101,005        (41,965)
          Accounts payable                              433,195        707,007
          Deferred revenue                               38,938         (5,708)
          Accrued payroll and related taxes            (335,304)        10,593
          Other accrued expenses                       (209,820)      (138,097)
                                                    -----------   ------------
       Net cash provided by (used in) operating
          activities                               $   (815,215)  $   (106,599)
                                                    -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from investments                     $    779,711   $       -
     Acquisition of ONE, Inc. assets                   (125,300)          -
     Purchase of property and equipment                (166,461)      (129,268)
     Investments                                                        (3,000)
     (Increase) decrease in deposits                    (14,490)          -
                                                    -----------   ------------
       Net cash provided by (used in)
          investing activities                      $   473,460   $   (132,268)
                                                    -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock             $         -   $    511,115
     Proceeds from notes payable                    $   495,000           -
     Proceeds from long-term debt                       248,300           -
     Purchase of treasury stock                         (12,000)       (18,000)
     Payment of Preferred Stock Dividend                (12,500)
     Payments on long-term debt and obligations
      under capital leases                             (199,733)      (155,017)
                                                    -----------   ------------
       Net cash provided by (used in)
          financing activities                      $   519,067   $    338,098
                                                    -----------   ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    $   177,313   $     99,231

CASH AND CASH EQUIVALENTS
     Beginning                                          348,978      1,053,189
                                                    -----------   ------------
     Ending                                         $   526,290   $  1,152,420
                                                    -----------   ------------
                                                    -----------   ------------



                    See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    REPRESENTATION OF MANAGEMENT

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


Note 2    EARNINGS PER SHARE

The Earnings per Share calculation is based on average shares outstanding of 6,816,394 for the quarter ending March 31, 1998. These calculations assume all shares issued prior to the Company's initial public offering in September 1996, were outstanding during all periods presented, including shares issueable under debenture and preferred stock conversions, and shares relating to stock options, calculated using the treasury stock approach. All stock options and warrants issued during or subsequent to the Company's initial public offering are excluded from the computation of diluted earnings per share as they would have an antidilutive effect on earnings per share.


NOTE 3    INCREASE IN AUTHORIZED SHARES

The first stockholders' meeting was held on March 12, 1998. At this time the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 10,000,000 to 25,000,000.


NOTE 4    1998 EMPLOYEES' STOCK OPTION PLAN

On March 12, 1998, the stockholders approved an employee incentive stock option plan. This plan reserves 266,544 shares of Common Stock for issuance over the ten-year term of the plan.


NOTE 5    APPROVAL OF 401K PLAN

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

Year 2000 Risks. Currently, many computer systems, hardware, and software products are coded to accept only two digit entries in the date code field and, consequently, cannot distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company and third parties with which the Company does business rely on numerous computer programs in their day to day operations. The Company has begun the process of identifying computer systems that could be affected by the Year 2000 issue but has not estimated the costs of addressing the Year 2000 issue as it relates to Company's internal hardware and software, as well as third party computer systems with which the Company interacts. In the event that the Company acquires other assets or businesses, the software and hardware acquired by the Company in connection with those business combinations may also be Year 2000 non-compliant. There can be no assurance that the Year 2000 issues will be resolved in 1998 or 1999. The Company may incur significant costs in resolving its Year 2000 issues. If not resolved, this issue could have a significant adverse impact on the Company's business, operating results, financial condition, and cash flow.


The Company's common stock is traded on the Nasdaq SmallCap Market. The Directors of The Nasdaq Stock Market, Inc. changed Nasdaq Listing Requirements. A minimum maintenance standard of two million dollars in net tangible assets is
included in the new listing requirements.   As of March 31, 1998, the Company's
net tangible assets are approximately $785,000 below the $2,000,000 minimum requirement for listing. On May 15, 1998, Mr. Douglas H. Hanson exercised 421,053 warrants (each warrant was exercised at a price of $1.90 for one share of common stock) resulting in a total infusion of equity of $800,000. Listed below is the proforma balance sheets reflecting the effect of the infusion of the equity based on the March 31, 1998 balance sheet, assuming the transaction occurred as of that date. The proforma balance sheet is not indicative of the financial position of the Company as of March 31, 1998.

                            ROCKY MOUNTAIN INTERNET, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                                        ASSETS



                                                         March 31          Investment       Proforma
                                                           1998            May 15,1998     May 15,1998
                                                        (Unaudited)                        (Unaudited)
Current assets
  Cash and Cash equivalents                            $  1,152,420      $    800,000     $  1,952,420
  Trade receivables, less allowance for doubtful
    accounts; 3/31/1998 - $226,857                          616,814                            616,814
  Inventories                                                67,019                             67,019
  Other                                                     153,436                            153,436
                                                       ------------      ------------     ------------
                                                       $  1,989,689      $    800,000     $  2,789,689
Property and equipment
  Equipment                                               3,114,444                          3,114,444
  Computer software                                         221,319                            221,319
  Leasehold Improvements                                    190,235                            190,235
  Furniture, fixtures, and office equipment                 444,575                       $    444,575
                                                       ------------      ------------     ------------
                                                       $  3,970,573      $          -     $  3,970,573
  Less accumulated depreciation and amortization          1,329,005                          1,329,005
                                                       ------------      ------------     ------------
                                                       $  2,641,568      $          -     $  2,641,568
Other assets
  Customer Lists                                            441,912                            441,912
  Investments                                                 3,000                              3,000
  Deposits                                                   76,255                             76,255
                                                       ------------      ------------     ------------
                                                       $    521,167      $          -     $    521,167
                                                       ------------      ------------     ------------
                                                       $  5,152,424      $    800,000     $  5,952,424
                                                       ------------      ------------     ------------
                                                       ------------      ------------     ------------


                            ROCKY MOUNTAIN INTERNET, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                         Liabilities And Stockholders' Equity


                                                         March 31          Investment       Proforma
                                                           1998            May 15,1998     May 15,1998
                                                        (Unaudited)                        (Unaudited)
Current liabilities
  Current maturities of long-term debt and
    obligations under capital leases                   $    646,148      $          -     $    646,148
  Accounts payable                                        1,288,372                          1,288,372
  Deferred revenue                                          340,149                            340,149
  Accrued payroll and related taxes                         193,162                            193,162
  Other accrued expense                                     243,688                            243,688
                                                       ------------      ------------     ------------
            Total current liabilities                  $  2,711,519      $          -     $  2,711,519
                                                       ------------      ------------     ------------

Long-term debt and obligations under capital leases,
       less current maturities                         $    784,451      $          -     $    784,451

                                                       ------------      ------------     ------------
Stockholders equity
  Preferred stock, $.001 par value; authorized         $          -      $          -     $       -
  3/31/1998 - 750,000 shares; issued and
  outstanding 3/31/1998, 0 shares

  Common stock, $.001 par value; authorized                   7,286               421            7,707
  3/31/1998 - 25,000,000 shares; issued
  3/31/1998 - 7,286,275 shares; and outstanding
  3/31/1998 - 7,218,281 shares.
  Additional paid-in capital                              9,799,715           799,579       10,599,294
  Accumulated deficit                                    (8,061,398)                        (8,061,398)
                                                       ------------      ------------     ------------
                                                       $  1,745,603      $    800,000     $  2,545,603
  Treasury stock, at cost  Common;
    1997 - 59,043 shares, 3/31/1998 - 67,474                (89,149)                           (89,149)
                                                       ------------      ------------     ------------
  Total Stockholder's' Equity                          $  1,656,454      $    800,000     $  2,456,454
                                                       ------------      ------------     ------------
                                                       $  5,152,424      $    800,000     $  5,952,424
                                                       ------------      ------------     ------------
                                                       ------------      ------------     ------------


This investment brings the Company into compliance with the Nasdaq Small Cap Market listing requirements. See LIQUIDITY AND CAPITAL RESOURCES below for additional discussion of this matter.


RECENT DEVELOPMENTS

The Company is implementing several new service offerings which will be generating revenues subsequent to the period covered by this Form 10-QSB.


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

IP TELEPHONY The Company is expanding its communication services in order to provide a more complete product offering to its customers. The Company has announced its intent to provide long distance services using Internet Protocol ("IP") telephony at $0.07 per minute within the continental United States to customers in Denver, Boulder, and Colorado Springs, Colorado areas.

COMPETITIVE LOCAL EXCHANGE CARRIER The Company filed an application in March, 1998 with the Colorado PUC to become a Competitive Local Exchange Carrier ("C-LEC"). A wholly owned subsidiary, Rocky Mountain Broadband, Inc., has been formed for providing these services. On April 22, 1998, The Public Utilities Commission of the State of Colorado granted the request by Rocky Mountain Broadband, Inc. to become a C-LEC. Refer to Exhibit 10.15: "Order Granting a Certificate to Provide Local Exchange Telecommunications Services."


RISK FACTORS

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

TERMINATION OF THIRD PARTY AGREEMENT

The Company and Zero Error Networks ("ZEN"), a third party with which the Company had contacted as described below under "Dial-Up Service," signed a "TERMINATION AGREEMENT" effective July 3, 1997, which affects four points of presence (POP) located in Pueblo, Hayden, Leadville, and Alamosa, Colorado. These POPs have been operated under a revenue and expense sharing contract between the two parties. The Termination Agreement calls for ZEN to operate the Hayden, Leadville, and Alamosa, Colorado locations and receive the rights to the customer base currently existing in those locations while the Company will operate and maintain the customer base in Pueblo and surrounding areas. The transition occurred during the months of July, August, and December of 1997. The Termination Agreement includes a limited non-compete clause wherein neither party may directly solicit the existing customer base of the other for a period of one year. The net effect of the Termination Agreement on net income is expected to be neutral in the short run and have a positive long term result. The Pueblo revenues are expected to grow at a faster rate than the other three POP's combined and the Company plans to focus additional effort to selling dedicated access in the Pueblo market. However, there can be no assurance that the Company's efforts will be successful or that the long-term effects of the Termination Agreement on net income will be positive.

RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1997 AND 1998

The Company has a net loss applicable to common shareholders of $914,637 and $1,314,350 for the first quarters of 1997 and 1998 respectively for an increase in the loss of 58%. Based on earnings before interest, taxes, depreciation, and amortization ("EBITDA") the loss was $637,427 for the first quarter of 1997 as compared to $993,552 for the first quarter of 1998.
During the first quarter of 1998, the Company recorded a non-cash compensation expense of $383,077 for employee stock options, which is included in the EBITDA and net loss calculations. If this non-cash compensation item is removed from the EBITDA calculation then the loss decreased by 4% from $637,427 for the first quarter of 1997 to $610,475 for the first quarter of 1998. The resulting loss per share for these items are presented in the following schedule.

                           First Quarter 1997            First Quarter 1998
--------------------------------------------------------------------------------
Type of Loss               Loss        Loss Per         Loss          Loss Per
                                        Share                          Share
--------------------------------------------------------------------------------

Net Loss                  $(914,637)   $  (0.19)      $(1,314,350)   $  (0.19)
--------------------------------------------------------------------------------
Net Loss adjusted for
non-cash compensation     $(914,637)   $  (0.19)      $  (931,273)   $  (0.14)
--------------------------------------------------------------------------------

EBITDA Loss               $(637,427)   $  (0.13)      $  (993,552)   $  (0.15)
--------------------------------------------------------------------------------
EBITDA Loss adjusted for
non-cash compensation     $(637,427)   $  (0.13)      $  (610,475)   $  (0.09)
--------------------------------------------------------------------------------

Effective January 16, 1997, the Company acquired dial-up and dedicated access subscribers from Online Network Enterprises, Inc. (ONE), a Boulder, Colorado, based provider of Internet access and Web services for consideration consisting of $150,000 of cash and 116,932 shares of the Company's common stock.

The Company's revenues grew 27% from $1,397,283 to $1,779,285 for the three months ended March 31, 1998 as compared to the comparable period in 1997. Listed below is a breakdown of the revenue billing categories.



                                     Three Months Ended
                                          March 31

Revenue                            1997           1998            %Change
Dial-Up Service                   $  595,686         565,263       (  5%)
Dedicated Access Service          $  347,592         798,394        130%
Web Services                      $  216,472         314,341         45%
Equipment Sales                   $   83,244          65,969       ( 21%)
Other                             $  153,963          35,318       ( 77%)

Total                             $1,396,957       1,779,285         27%


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

The table below shows the composite weighted average billing rate for full service Internet access by quarter for 1995, 1996, and 1997. The reduction in the average rate for September 1997 is the result of a change in the average rates resulting from the termination of Dial-Up Service contracts with third parties in Alamosa and Leadville. The remaining contracts with other third parties provide an higher percentage of lower rate services. Effective with the December 1997 billings, most Denver and Boulder, Colorado area customers who were on payment plans over $19.95 per month were converted to the new $19.95 flat rate service, resulting in a lower average billing rate. The full effect of the conversions occurred during the last quarter of 1997 and the first quarter of 1998. The Company expects the average revenue per dial-up customer to stabilize contingent upon the current pricing remaining in effect.


                         For the Three Months Ended

   Mar       Jun       Sep       Dec       Mar       Jun       Sep       Dec
  1995      1995      1995      1995      1996      1996      1996      1996

$20.52    $20.42    $20.88    $21.02    $20.97    $20.33    $20.41    $20.50



   Mar       Jun       Sep       Dec       Mar
  1997      1997      1997      1997      1998

$20.10    $20.04    $19.65    $18.62    $17.98



The Company experienced a 5% revenue reduction in Dial-Up Service from the first quarter of 1997 as compared to the first quarter of 1998 from $595,360 to $565,263. The decrease is the result of a combination of the reduction in average customer revenues resulting from the new flat rate pricing offered and a reduction in revenues from business alliances as explained in the following paragraph.

Dial-up Services have been split approximately evenly between commercial and residential customers throughout 1995, 1996, 1997, and 1998 based on customer count. Based on revenue the split between commercial and residential customers is 35% to 65% respectively.

RMI has established business alliances through contracts with three, locally-based unrelated parties for the purpose of providing Internet services in secondary markets in the State of Colorado. The services are provided under a written contract that provides for the locally-based party to provide equipment and marketing services while RMI provides Internet access and administrative services. Dial-up revenues based on these contracts generated $127,534 in revenues for the first quarter of 1997 and $59,937 in revenues for the first quarter of 1998 for a decrease of 53%. The POPs established pursuant to these contracts began in the second quarter of 1995 and grew to six locations by the end of 1995 and nine locations by the end of 1996. Effective July 3, 1997, the contract with Zero Error Networks was terminated. Under the termination agreement, the Company will operate the Pueblo POP as a Company only location and ZEN will operate Alamosa, Leadville, and Hayden locations. A similar contract in Grand Junction, Colorado was terminated by the Company effective April 30, 1997. The marketing efforts by the locally-based third party in this location were minimal and sales were less than $1,000 per month. The Company is operating this facility as a Company only location at this time.


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

Dedicated business has grown based principally on ISDN and high speed circuits (56K, DS-1, and DS-3) growth. ISDN sales have grown from $107,404 to $209,061 from first quarter 1997 to first quarter 1998 for an increase of 95%, while high speed circuits have increased from $208,027 to $531,509 for the same periods for an increase of 156%.

The table below shows the quarterly customer count by each of the component services offered for dedicated access as of the dates indicated:



Service        Mar 31  Jun 30  Sep 30  Dec 31  Mar 31  Jun 30  Sep 30  Dec 31
                 1995    1995    1995    1995    1996    1996    1996    1996
------------   ------  ------  ------  ------  ------  ------  ------  ------

Private Port       29     30      36      35      42      47      46      54
56 Kbps            18     27      27      34      47      69      71      72
ISDN                0      0       0       2       3      13      46      80
T-1                 7     10      10      11      16      25      29      30
Colocation          0      1       4       4       6       4       5       6



Service        Mar 31 Jun 30  Sep 30  Dec 31  Mar 31
                 1997   1997    1997    1997    1998
------------   ------  ------  ------  ------  ------

Private Port       50     41      36      31      23
56 Kbps            78     72      65      60      57
ISDN              168    193     211     233     256
T-1                65     84      99     123     151
Colocation         11     12      11      21      30



WEB SERVICES

Web services revenues are composed of Web page hosting and Web page production and Web page marketing. Web page hosting provides ongoing revenue from customers for whom RMI hosts a Web site on Web servers in the RMI data center. All access made to these Web Sites by the customer and the Internet community as a whole are processed on the RMI servers. The advantage to customers is high speed access to sites by their targeted audiences. The following is a summary of the number of Web hosting customers as of the dates indicated:


   Mar       Jun       Sep       Dec       Mar       Jun       Sep       Dec
  1995      1995      1995      1995      1996      1996      1996      1996

     1        21        45        90       157       217       242       341

   Mar       Jun       Sep       Dec       Mar
  1997      1997      1997      1997      1998

   418       424       417       428       448


Web page hosting accounted for $104,693 of revenue in the first quarter of 1997 and $138,201 in the first quarter of 1998 for an increase of 32%.

Web page production increased from $113,914 for the first quarter 1997 to $144,585 for the first quarter 1998 for an increase of 27%.

The Company added a new service, Web page marketing, to customers in late 1997. For the first quarter of 1998, revenues of $22,006 were recognized for this service. Web page marketing offers the customer a service wherein the Company optimizes the position in Web search engines for a customer's site based on queries by selected key words. This service results in a significant increase in the level of traffic for a Web site.


OTHER REVENUE

Other revenue includes training revenue ($7,812 decreased to $4,595), consulting ($109,286 decreased to $4,001)and sales from the Information Exchange, a voice messaging subsidiary ($36,866 decreased to $26,722). The Information Exchange was acquired in a stock transaction in late 1996. The reduction in consulting revenue occurred due to a large consulting contract in the first quarter of 1997 which was concluded and no similar consulting arrangement occurred in the first quarter of 1998.


GROSS PROFIT

Gross profit consists of total revenue less the cost of delivering services and equipment. The gross profit from Internet access and services was 67% of revenues from that segment for the three months ended March 31, 1997 and 65% for the same period in 1998. The reduction in gross profit is principally the result of offering a flat rate dial-up product which required a decrease in customers to modem ratios, resulting in higher circuit and equipment costs. Gross profits on equipment sales were approximately equal at 23% for both comparative periods. Sale of equipment is provided as an accommodation to the Company's customers and gross profit margin may vary considerably based on the mix of products sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

General selling and administrative expenses ("G S & A") increased from approximately $1,708,306 in the first quarter of 1997 to approximately $2,473,421 in the first quarter of 1998 or 45%. Exclusive of option compensation expense, discussed in the following paragraph, G S & A increased 16% from the first quarter 1997 to the first quarter of 1998. Significant items are discussed below.

Payroll costs and benefits increased 53% from $957,911 to $1,465,806 for the periods ended March 31, 1997 and 1998 respectively. Payroll costs included a non-cash charge to compensation for the first quarter of 1998 in the amount of $383,077 for the exercise of employee stock options. Exclusive of this amount payroll costs and related benefits increased 12%.

Sales and marketing expenses consisting of advertising, promotion, attendance at trade shows, printing, and finders fees increased from $47,675 for three months ending March 31, 1997 to $49,291 for the same period in 1998 for an increase of 3.4%.

Facilities rent expense increased by 3% from $109,544 to $112,891 for the first quarter of 1997 to the first quarter 1998. The Company has headquarters in downtown Denver, Colorado with additional office facilities in Colorado Springs, Colorado.

The Company experienced a decrease in communications expense from $74,229 for the quarter ended March 31, 1997 to $61,176 for the quarter ended March 31,1998 or 18%. These expenses included local telephone service, cellular phones and pager costs and long distance telephone expenses. The Company uses multiple "800" phone numbers to provide technical support, customer support, and sales order processing to its growing base of customers.

Legal and accounting expenses increased from $68,603 in the first quarter of 1997 to $216,773 in the first quarter of 1998 or an increase of 216%. This increase resulted from legal and accounting work required in preparation of the Company's proxy statement for the Shareholder meeting held on March 12, 1998, legal work in the preparation of a registration statement on Form S-1 which is discussed elsewhere in this document, and legal expense incurred in relation to the lawsuit referenced in Part II, Item 1 of this document, and due diligence work performed in regards to potential acquistions.

Outside services, which includes temporary to hire staff and professional services, decreased 11% from $98,544 to $88,061 from the first quarter of 1997 to the same period in 1997. The Company hires many of the technical support call center staff and the Web production staff on a "temp to hire" program wherein the new employee remains on the temporary employment agency's payroll for approximately ninety days. This allows the staff to be fully evaluated prior to becoming a full time Company employee.

During the first quarter of 1998, the Company realized a gain of $74,987 relating to the decision by the former President and CEO and another former officer to forego the remainder of severance payments in exchange for a release from non-compete agreements. The non-competes were released effective March 6, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has had a series of financings to provide the funds during the initial growth phases when earning have been negative. These financings are: a convertible debenture offering in late 1995 and early 1996 that brought in $490,000 (the debentures were converted to common stock in October, 1996), a preferred stock offering in mid-1996 that netted $406,000, an initial public offering in September, 1996, with proceeds of $3,775,900, and a private placement (with one unit consisting of two common shares and a warrant to purchase an additional common share at a set price) from June to September, 1997 which raised $1,117,900. Effective October 1, 1997, Mr. Douglas H. Hanson invested $2,398,577 in common stock and became the President, Chief Executive Officer and Chairman of the Board of the Company. Mr. Hanson invested $503,615 in March, 1998 by exercising purchased warrants and options that were granted in October, 1997, at the time of his initial investment. On May 15, 1998, Mr.Hanson exercised 421,053 resulting in a cash injection of $800,000 in order to maintain the Company's listing on the Nasdaq stock market.

On May 15, 1998, the Company submitted to the U. S. Securities and Exchange Commission a registration statement on Form S-1 in order to register the shares underlying the warrants issued during the Company's initial public offering on September 5, 1996 along with other securities for which the Company has committed to register under various agreements. The Warrants are currently traded on the Nasdaq SmallCap Market under the symbol "RMIIW". Upon the successful completion of this registration, the Company will have the right to call these 1,365,000 warrants for $0.25 each, and the warrant holder will have a thirty day period to exercise the warrant at an exercise price of $3.14 per underlying share. 1,900,566 common shares are underlying the warrants. If all of the shares underlying these Warrants are exercised the Company would realize proceeds of approximately $5,670,000. The Company has not announced plans to call these Warrants, but may elect to do so upon completion of the registration statement and as funds are needed.

The Company has received a loan commitment from Phoenix Leasing Incorporated wherein the Company will have available a financing line available for acquisition of fixed assets in the amount of $352,000 to be used in four increments of $88,000. The financing will be secured by the assets purchased and by an Equipment Loan Bond provided by Amwest Surety Insurance Company. The Company expects to complete this agreement and initiate the first draw around the end of May 1998.

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

The Company's common stock is traded on the NASDAQ SmallCap Market. The NASDAQ Stock Market, Inc. implemented changes to the maintenance criteria for listing eligibility on the Small Cap Market, including a requirement that issuers have at least $2,000,000 in net tangible assets. As of March 31, 1998, the Company had net tangible assets of $1,214,542 (equity of $1,656,454 less intangible customer lists of $441,912). Effective May 15, 1998, Mr. Douglas H. Hanson, President and CEO, exercised warrants exercisable at $1.90 per share resulting in an equity infusion of $800,000. On a proforma basis as of March 31, 1998, these investments bring the Company in compliance with the Nasdaq requirements.



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


Item 2.   Changes in Securities

The Company filed a Form S-1 Registration with the U.S. Securities and Exchange Commission on May 15, 1998, requesting the registration of Common Stock underlying the Warrants issued during the Initial Public Offering of September 5, 1996 along with other securities for which the Company has committed to register under various agreements. The Warrants are currently traded on the Nasdaq stock exchange under the symbol "RMIIW". Upon the successful completion of this registration, the Company will have the right to call these 1,365,000 warrants for redemption for $0.25 each, and the warrant holder will have a thirty day period to exercise the warrant at an exercise price of $3.14 per underlying share. 1,900,566 common shares are underlying the warrants.

Item 4.   Submission of Matters to a Vote of Security Holders

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

  Number       Description of Exhibits

     3.1       Certificate of Incorporation (1)
     3.2       Bylaws of Rocky Mountain Internet, Inc. (1)
     3.3 Certificate of Amendment of Certificate of Incorporation of Rocky Mountain Internet, Inc. (13)
     4.1 Form of Warrant Agreement dated September 5,1996 between Rocky Mountain Internet, Inc. and American Securities Transfer,
               Inc. (1)
     4.2       Form of Subordinated Convertible Promissory Note (1)
     4.3       Form of Lock-Up Agreement for Shareholders (1)
     4.4       Form of Lock-Up Agreement for Preferred Stockholders (1)
     4.5       Form of Lock-Up Agreement for Debenture Holders (1)
     4.6       Form of Stock Certificate (1)
     4.7       Form of Warrant Certificate (1)
     4.8 Warrant Agreement between Rocky Mountain Internet, Inc. and Douglas H. Hanson dated October 1, 1997 (8)
     4.9       1996 Employees' Stock Option Plan (6)
     4.10      1996 Non-Employee Directors' Stock Option Plan (6)
     4.11      Rocky Mountain Internet Inc. 1997 Non-Qualified Stock Option
               Plan (7)
     4.12      1997 Stock Option Plan (9)
     4.12.1    First Amendment to Non-Qualified Stock Option Agreement
               pursuant to the Rocky Mountain Internet, Inc. 1997 Stock
               Option Plan  (13)
     4.12.2 First Amendment to Incentive Stock Option Agreement pursuant to the Rocky Mountain Internet, Inc. 1997 Stock Option Plan (13)
     4.13      Rocky Mountain Internet, Inc. 1998 Employees' Stock Option
               Plan (10)
     4.14 Rocky Mountain Internet, Inc. 1998 Non-Employee Directors' Stock Option Plan (11)
     10.1 Agreement of Lease between Denver-Stellar Associates Limited Partnership, Landlord and Rocky Mountain Internet, Inc.,
               Tenant (2)
     10.2      Asset Purchase Agreement - Acquisition of CompuNerd, Inc. (2)
     10.3      Confirmation of $2.0 million lease line of credit (2)
     10.4 Agreement between MCI and Rocky Mountain Internet, Inc. governing the provision of professional information system development services for the design and development of the MCI internal Intranet project referred to as Electronic Advice. (2)
     10.5      Sublease Agreement-February 26, 1997-1800 Glenarm,
               Denver, Co.  (4)
     10.6      Acquisition of The Information Exchange (4)
     10.7      Asset purchase of On-Line Network Enterprises (4)
     10.8      1996 Incentive Compensation Plan - Annual Bonus Incentive  (4)
     10.9      1997 Incentive Compensation Plan - Annual Bonus Incentive  (4)
     10.10 TERMINATION AGREEMENT of joint venture between Rocky Mountain Internet, Inc. and Zero Error Networks, Inc. (5)
     10.11     Private Placement Memorandum (5)
     10.12 Carrier Services Switchless Agreement Between Frontier Communications of the West, Inc. and Rocky Mountain Broadband, Inc. (12)

     10.13 Wholesale Usage Agreement Between PSINet Inc. and Rocky Mountain Internet, Inc. (12)
     10.14     PacNetReseller Agreement (12)
     10.15 Order Granting a Certificate to Provide Local Exchange Telecommunications Services
     16.1      Letter re: change in certifying accountant  (3)


     27.1      Financial Data Schedule

     (1) Incorporated by reference from the Company's registration statement on Form SB-2 filed with the Commission on August 30, 1996, registration number 333-05040C.
     (2) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB filing dated September 30, 1996.
     (3) Incorporated by reference to the Company's Current Report on Form 8-K filing dated January 28, 1997
     (4) Incorporated by reference to the Company's Annual Report on Form 10-KSB dated December 31, 1996.
     (5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB dated June 30, 1997.
     (6) Incorporated by reference to the Company's documents filed with Initial Public Offering.
     (7) Incorporated by reference to the Company's Form S-8 Registration Statement filed on September 26, 1997.
     (8) Incorporated by reference to the Company's Current Report on Form 8-K dated October 6, 1997.
     (9) Incorporated by reference to the Definitive Proxy Statement (Appendix A) filed on Schedule 14A on February 13, 1998.
     (10) Incorporated by reference to the Definitive Proxy Statement (Appendix B) filed on Schedule 14A on February 13, 1998.
     (11) Incorporated by reference to the Definitive Proxy Statement (Appendix C) filed on Schedule 14A on February 13, 1998.
     (12) To be filed by amendment to the Company's Form 10-QSB for the period ending March 31, 1998.
     (13) Incorporated by reference to the Company's Form 10-KSB filed on March 31, 1998.



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


                                             Date:     May 15, 1998

                                             By:

                                             /S/ PETER J. KUSHAR
                                             -------------------
                                             Peter J. Kushar
                                             Chief Financial Officer




                                             /S/ DOUGLAS H. HANSON
                                             ---------------------
                                             Douglas H. Hanson
                                             Chairman, Chief Executive
                                             Officer, and President