Form 10-Q/A
period 1998-03-31
ROCKY MOUNTAIN INTERNET INC
filed 1998-06-01
CIK 1003282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                               FORM 10-QSB/A-1


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1998

    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________ to ___________.

COMMISSION FILE NUMBER:  001-12063

                      ROCKY MOUNTAIN INTERNET, INC
        ----------------------------------------------------------
           Exact name of Registrant as specified in its charter

Delaware                                                        84-1322326
--------                                                        ----------------
State or other jurisdiction of                                  IRS Employer
incorporation or organization                                   Identification

1099 18th Street, Suite 3000  Denver, Colorado                  80202
----------------------------------------------                  ----------------
Address of principal executive offices                          Zip Code

Registrant's telephone number, including area code:             303-672-0700
                                                                ----------------

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

                             PRELIMINARY NOTE

This amended Quarterly Report on Form 10-QSB/A-1 amends and updates the information contained in Part I, Item 2 of the Quarterly Report on Form 10-QSB filed on May 15, 1998 (the "Original Report") by Rocky Mountain Internet, Inc. (the "Company"). The Original Report disclosed that on May 15, 1998, Douglas H. Hanson exercised 421,053 warrants to purchase shares of common stock of the Company for an aggregate exercise price of $800,000, which would enable the Company to maintain the qualification of its common stock for trading on the NASDAQ SmallCapTM Market. Upon further analysis, the Company has determined that the investment by Mr. Hanson was not necessary for the continued qualification of its common stock for trading on the NASDAQ SmallCapTM Market, as the Company's market capitalization (i.e., number of shares of common stock outstanding multiplied by the market price of those shares) on that date far exceeded the minimum requirement of $35,000,000 for such continued qualification. Accordingly, the Company and Mr. Hanson rescinded his exercise of the warrants. Part I, Item 2 of this amended Quarterly Report on Form 10-QSB/A-1 amends the Original Report by (i) eliminating the discussion and pro forma information in the Original Report relating to the exercise of the warrants and
(ii) amending the disclosure relating to the Company's projected cash needs for 1998.


PART I.  FINANCIAL INFORMATION

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


RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and 1998

The Company has a net loss applicable to common shareholders of $914,637 and $1,314,350 for the first quarters of 1997 and 1998 respectively for an increase in the loss of 58%. Based on earnings before interest, taxes, depreciation, and amortization ("EBITDA") the loss was $637,427 for the first quarter of 1997 as compared to $993,552 for the first quarter of 1998. During the first quarter of 1998, the Company recorded a non-cash compensation expense of $383,077 for employee stock options, which is included in the EBITDA and net loss calculations. If this non-cash compensation item is removed from the EBITDA calculation then the loss decreased by 4% from $637,427 for the first quarter of 1997 to $610,470 for the first quarter of 1998. The resulting loss per share for these items are presented in the following schedule.

                                    First Quarter 1997     First Quarter 1998
Type of Loss                          Loss     Loss Per       Loss     Loss Per
                                                 Share                  Share
------------                      -----------  --------  ------------- --------

Net Loss                          $ (914,637)  $ (0.19)  $ (1,314,350) $ (0.19)
Net Loss adjusted for non-cash
  compensation
                                  $ (914,637)  $ (0.19)  $   (931,273) $ (0.14)
EBITDA Loss                       $ (637,427)  $ (0.13)  $   (993,552) $ (0.15)
EBITDA Loss adjusted for
  non-cash compensation           $ (637,427)  $ (0.13)  $   (610,475) $ (0.09)

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

                                          Three Months Ended
                                               March 31

Revenue                                   1997         1998          %Change
-------                               ----------    ----------       -------

Dial-Up Service                       $  595,686    $  565,263          (5%)
Dedicated Access Service                 347,592       798,394         130%
Web Services                             216,472       314,341          45%
Equipment Sales                           83,244        54,969         (21%)
Other                                    153,963        35,318         (77%)
                                      ----------    ----------       ------

Total                                 $1,396,957    $1,779,285          27%


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

                          For the Three Months Ended

   Mar      Jun       Sep        Dec        Mar        Jun        Sep       Dec
  1995     1995      1995       1996       1996       1996       1996      1996
-------------------------------------------------------------------------------
$20.52   $20.42    $20.88     $21.02     $20.97     $20.33     $20.41    $20.50

   Mar      Jun       Sep        Dec        Mar
  1997     1997      1997       1997       1998
-----------------------------------------------
$20.10   $20.04    $19.65     $18.62     $17.98

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

The table below shows the quarterly customer count by each of the component services offered for dedicated access as of the dates indicated:

Service         Mar 31  Jun 30  Sep 30  Dec 31  Mar 31  Jun 30  Sep 30  Dec 31
                  1995    1995    1995    1995    1996    1996    1996    1996
------------------------------------------------------------------------------
Private Port        29      30      36      35      42      47      46      54
56 Kbps             18      27      27      34      47      69      71      72
ISDN                 0       0       0       2       3      13      46      80
T-1                  7      10      10      11      16      25      29      30
Colocation           0       1       4       4       6       4       5       6

Service         Mar 31  Jun 30  Sep 30  Dec 31  Mar 31
                  1997    1997    1997    1997    1998
------------------------------------------------------
Private Port        50      41      36      31      23
56 Kbps             78      72      65      60      57
ISDN               168     193     211     233     256
T-1                 65      84      99     123     151
Colocation          11      12      11      21      30


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


 Mar       Jun       Sep        Dec        Mar       Jun       Sep       Dec
1995      1995      1995       1995       1996      1996      1996      1996
----------------------------------------------------------------------------
   1        21        45         90        157       217       242       341

 Mar       Jun       Sep        Dec        Mar
1997      1997      1997       1997       1998
----------------------------------------------
 418       424       417        428        448


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

Legal and accounting expenses increased from $68,603 in the first quarter of 1997 to $216,773 in the first quarter of 1998 or an increase of 216%. This increase resulted from legal and accounting work required in preparation of the Company's proxy statement for the Shareholder meeting held on March 12, 1998, legal work in the preparation of a registration statement on Form S-1 which is discussed elsewhere in this document, and legal expense incurred in relation to the lawsuit referenced in Part II, Item 1 of this document, and due diligence work performed in regards to potential acquisitions.

Outside services, which includes temporary to hire staff and professional services, decreased 11% from $98,544 to $88,061 from the first quarter of 1997 to the same period in 1998. The Company hires many of the technical support call center staff and the Web production staff on a "temp to hire" program wherein the new employee remains on the temporary employment agency's payroll for approximately ninety days. This allows the staff to be fully evaluated prior to becoming a full time Company employee.

During the first quarter of 1998, the Company realized a gain of $74,987 relating to the decision by the former President and CEO and another former officer to forego the remainder of severance payments in exchange for a release from non-compete agreements. The non-competes were released effective March 6, 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company has had a series of financings to provide the funds during the initial growth phases when earning have been negative. These financings are: a convertible debenture offering in late 1995 and early 1996 that brought in $490,000 (the debentures were converted to common stock in October, 1996), a preferred stock offering in mid-1996 that netted $406,000, an initial public offering in September, 1996, with proceeds of $3,775,900, and a private placement (with one unit consisting of two common shares and a warrant to purchase an additional common share at a set price) from June to September, 1997 which raised $1,117,900. Effective October 1, 1997, Mr. Douglas H. Hanson invested $2,398,577 in common stock and became the President, Chief Executive Officer and Chairman of the Board of the Company. Mr. Hanson invested $503,615 in March, 1998 by exercising purchased warrants and options that were granted in October, 1997, at the time of his initial investment. Mr. Hanson has the right to exercise 3,950,000 common stock purchase warrants at an exercise price of $1.90 per share of common stock purchased and 191,385 options to purchase shares of common stock for a price of $2.6125 per share of common stock purchased.

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

The Company believes, based on cash flow projections, that sufficient funds are available for operations in the short term, and funding alternatives such as those described above will be considered if additional funds are required.

RMI is an Internet Service Provider ("ISP") with an high growth rate (as discussed elsewhere in this document). The Company's growth is dependent on continuing to build a strong infrastructure and hiring high quality sales, technical, and administrative personnel. In order to build the infrastructure and acquire the human resources needed to maintain an high growth rate, the Company has operated with a negative cash flow from operations during 1996 and 1997. The Company's cash requirements are relatively fixed for the near term and the Company expects to generate positive monthly operating cash flows prior to the end of 1998 if revenues continue to increase according to expectations without any significant cost increases. Should revenues not continue to increase according to expectations, the Company may have to seek additional financing to fund operating losses or implement reductions in operating expenses. Reductions in operating expenses, if effected, could adversely affect revenues and therefore not result in the expected increase in cash flow. The Company does not currently have access to additional bank financing and therefore additional financing would have to result from additional issuances of equity or debt securities.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                       Date:    May 28, 1998

                                       By:  /s/ Peter J. Kushar
                                            ----------------------------------
                                            Peter J. Kushar
                                            Chief Financial Officer


                                            /s/ Douglas H. Hanson
                                            ----------------------------------
                                            Douglas H. Hanson
                                            Chairman, Chief Executive Officer,
                                            and President