Form 10-Q
period 1998-06-30
ROCKY MOUNTAIN INTERNET INC
filed 1998-08-14
CIK 1003282

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549
                                    FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

          OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from __________  to  ___________.

COMMISSION FILE NUMBER:  001-12063

                            ROCKY MOUNTAIN INTERNET, INC
                ----------------------------------------------------
                Exact name of Registrant as specified in its charter

Delaware                                              84-1322326
--------                                              ------------
State or other jurisdiction of                        IRS Employer
incorporation or organization                         Identification

1099 18th Street, Suite 3000  DENVER COLORADO         80202
---------------------------------------------         ------------
Address of principal executive offices                Zip Code

Registrant's telephone number, including area code:   303-672-0700
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

                                   YES  X   NO
                                      ----    ----

As of July 31, 1998, Rocky Mountain Internet, Inc. had approximately 7,812,000 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ]No [X]

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                         ROCKY MOUNTAIN INTERNET, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                    ASSETS

                                                   December 31,        June 30
                                                      1997               1998
                                                     (Note)           (Unaudited)
Current assets
   Cash and Cash equivalents                        $  1,053,189   $     761,965
   Trade receivables, less allowance for
   doubtful accounts 12/31/1997 - $176,000;
   6/30/1998 - $221,962                                  672,094         635,025
   Inventories                                            46,945          61,384
   Other                                                 112,891         112,186
                                                    ------------   -------------
               Total current assets                 $  1,885,119   $   1,570,560
                                                    ------------   -------------
Property and equipment
   Equipment                                           2,927,016       3,310,699
   Computer software                                     218,801         229,427
   Leasehold Improvements                                190,235         189,234
   Furniture, fixtures, and office equipment             431,814         431,814
                                                    ------------   -------------
                                                    $  3,767,866   $   4,161,174
   Less accumulated depreciation and amortization      1,118,217       1,548,923
                                                    ------------   -------------
                                                    $  2,649,649   $   2,612,251
                                                    ------------   -------------
Other assets
   Goodwill                                                    -       1,323,633
   Customer lists                                        471,096         412,727
   Investments                                                 -           3,000
   Deferred acquisition costs                                  -         245,082
   Deposits                                               76,255          76,255
                                                    ------------   -------------
                                                         547,351       2,060,697
                                                    ------------   -------------
                                                    $  5,082,119   $   6,243,508
                                                    ------------   -------------
                                                    ------------   -------------

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

                   See Notes to Consolidated Financial Statements

                           ROCKY MOUNTAIN INTERNET, INC.
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)
                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    December 31,     June 30
                                                       1997           1998
                                                      (Note)       (Unaudited)
Current liabilities
   Current maturities of long-term debt and         $   609,390    $    674,957
     obligations under capital leases
   Accounts payable                                     581,366       1,628,141
   Deferred revenue                                     345,857         315,476
   Accrued payroll and related taxes                    182,569         172,932
   Other accrued expense                                374,940         345,337
                                                    ------------   -------------
               Total current liabilities            $ 2,094,122    $  3,136,843
                                                    ------------   -------------
Long-term debt and obligations under capital
   leases, less current maturities                  $   904,627    $    629,354
                                                    ------------   -------------
Stockholders equity
   Preferred stock, $.001 par value; authorized
   12/31/1997 - 790,000, 6/30/1998 - 750,000
   shares; issued and outstanding 12/31/1997,
   40,000 shares, 6/30/1998, 0 shares               $        40    $          -

   Common stock, $.001 par value; authorized 1997
   - 10,000,000 shares, 6/30/1998 - 25,000,000
   shares; issued 12/31/1997 - 6,736,889 shares;
   6/30/1998 - 7,582,347 shares; and outstanding
   12/31/1997 - 6,677,846 shares, 6/30/1998 -
   7,518,267 shares                                       6,737           7,582
   Additional paid-in capital                         9,284,720      11,334,838
   Accumulated deficit                               (6,747,050)     (8,780,445)
   Unearned compensation                               (383,077)              -
                                                    ------------   -------------
                                                    $ 2,161,370    $  2,561,975
   Treasury stock, at cost
     Common; 12/31/1997 - 59,043 shares,
     6/30/1998 - 64,080                                 (78,000)        (84,664)
                                                    ------------   -------------
   Total stockholders' equity                       $ 2,083,370    $  2,477,311
                                                    ------------   -------------
                                                    $ 5,082,119    $  6,243,508
                                                    ------------   -------------
                                                    ------------   -------------

                   See Notes to Consolidated Financial Statements

                         ROCKY MOUNTAIN INTERNET, INC.
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                    Three Months Ended                       Six Months Ended
                                                         June 30,                                June 30,
                                             -------------------------------------------------------------------------
                                                  1997                1998             1997               1998
                                             ---------------    ---------------   ---------------      ---------------
Revenue
     Internet access and services             $ 1,332,071           $2,034,787       $ 2,645,785           $ 3,748,103
     Equipment sales                              120,342              126,972           203,586               192,941
                                             ---------------    ---------------   ---------------      ---------------
                                                1,452,413            2,161,759         2,849,371             3,941,044
                                             ---------------    ---------------   ---------------      ---------------
Cost of revenue earned
     Internet access and services                 490,155              632,533           927,265             1,233,665
     Equipment sales                               97,263               99,394           161,128               150,350
                                             ---------------    ---------------   ---------------      ---------------
                                                  587,418              731,927         1,088,393             1,384,015
                                             ---------------    ---------------   ---------------      ---------------
       Gross Profit                               864,995            1,429,832         1,760,978             2,557,029

Selling, general and administrative expenses    1,908,932            2,023,842         3,617,999             4,478,171
Other operating expenses                          334,371               72,552           334,112                (2,434)
                                             ---------------    ---------------   ---------------      ---------------
   Operating (loss) income                     (1,378,308)            (666,562)       (2,191,133)           (1,918,708)


Other income (expense)
     Interest expense                            (106,988)             (74,498)         (185,921)             (154,729)
     Other income (expense)                         1,211               (2,186)           (9,807)               (2,746)
     Interest income                                6,009               14,436            18,637                25,728
     Finance charges                                  229                9,769               416                17,060
                                             ---------------    ---------------   ---------------      ---------------
                                                  (99,539)             (52,479)         (176,675)             (114,687)
                                             ---------------    ---------------   ---------------      ---------------
Net (loss) income before income taxes          (1,477,847)            (719,041)       (2,367,808)           (2,033,395)
       Income tax expense                               -                    -                 -                     -
                                             ---------------    ---------------   ---------------      ---------------
Net (loss) income                             $(1,477,847)          $ (719,041)      $(2,367,808)          $(2,033,395)
Preferred stock dividends                               -                    -            25,000                     -
                                             ---------------    ---------------   ---------------      ---------------
Net loss applicable to common stockholders    $(1,477,847)          $ (719,041)      $(2,392,808)          $(2,033,395)
                                             ---------------    ---------------   ---------------      ---------------
                                             ---------------    ---------------   ---------------      ---------------
Basic and diluted loss per share
   Net earnings (loss) per share              $     (0.31)          $    (0.10)      $     (0.51)          $     (0.29)
                                             ---------------    ---------------   ---------------      ---------------
                                             ---------------    ---------------   ---------------      ---------------

                   See Notes to Consolidated Financial Statements

                         ROCKY MOUNTAIN INTERNET, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                               Six Months Ended
                                                                    June 30,
                                                      ----------------------------------
                                                          1997                  1998
                                                      ---------------     --------------
Cash Flows from Operating Activities
   Net (loss) income                                  $(2,367,808)         $ (2,033,395)
   Items not requiring (providing) cash:
     Depreciation and amortization                        413,074               489,075
     Stock option compensation                                  -               383,077
     Common stock contribution to pension plan                  -                39,994
     Changes in assets and liabilities:
         Trade receivables                                (94,213)               38,489
         Inventories                                       61,788               (14,439)
         Other current assets                             113,486                  (715)
         Accounts payable                               1,012,478             1,046,775
         Deferred revenue                                  38,862               (30,381)
         Accrued payroll and related taxes               (392,103)               (9,637)
         Other accrued expenses                           144,879               (29,603)
                                                      ---------------     --------------
            Net cash used in operating activities     $(1,069,557)         $   (120,760)
                                                      ---------------     --------------

Cash Flows from Investing Activities
   Proceeds from investments                              779,711                     -
   Acquisition of ONE,Inc. assets                        (150,000)                    -
   Additions to deferred acquisition cost                       -              (245,082)
   Purchase of property and equipment                    (200,950)             (276,834)
   Additions to deposits and Investments                  (13,873)                (3000)
                                                      ---------------     --------------
         Net cash provided by (used in)
           investing activities                       $   414,888          $   (524,916)
                                                      ---------------     --------------

Cash Flows from Financing Activities
   Proceeds from notes payable                            495,000                     -
   Proceeds from long-term debt                           312,582                     -
   Proceeds from sale of common stock                     400,500               687,265
   Payment of preferred stock dividend                    (25,000)                    -
   Purchase of treasury stock                             (42,000)              (18,000)
   Payments on long-term debt and obligations
     under capital leases                                (396,092)             (314,813)
                                                      ---------------     --------------
         Net cash provided by financing activities    $   744,990          $    354,452
                                                      ---------------     --------------
         Increase (decrease) in cash and cash
           equivalents                                $    90,321          $   (291,224)

Cash and cash equivalents
   Beginning                                              348,978             1,053,189
                                                      ---------------     --------------
   Ending                                             $   439,299          $    761,965
                                                      ---------------     --------------
                                                      ---------------     --------------

Schedule of noncash investing and financing activities
   Acquisition of Infohiway by issuance of
   common stock                                       $         -          $  1,335,000
                                                      ---------------     --------------
                                                      ---------------     --------------

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

NOTE 2    EARNINGS PER SHARE

The Earnings per Share calculation is based on average shares outstanding of 7,073,479 for the six months ended June 30, 1998. All stock options and warrants are excluded from the computation of diluted earnings per share, as they would have an anti-dilutive effect on earnings (loss) per share. In accordance with FASB 128 earnings per share for prior periods have been restated in these financial statements.

NOTE 3    INCREASE IN AUTHORIZED SHARES

A stockholders' meeting was held on March 12, 1998. At this time the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 10,000,000 to 25,000,000.

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

NOTE 6    ACQUISITIONS

On June 5, 1998, the Company acquired all of the outstanding common stock of Infohiway Inc. pursuant to the terms of a Merger Agreement dated June 5, 1998 by and among the Company, RMI Subsidiary, Inc., Infohiway and Kenneth Covell, John-Michael Keyes and Jeremy J. Black, the shareholders of Infohiway. Infohiway has developed a search engine which the Company believes has unique data searching features. For the year ended December 31, 1997, Infohiway had gross revenues of $31,000. The acquisition was effectuated by the merger of RMI Subsidiary, Inc., a wholly-owned subsidiary of the Company, with and into Infohiway. As a result of the merger, Infohiway became a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the shareholders of Infohiway received an aggregate of 150,000 shares of the Company's Common Stock valued at $1,335,000. Substantially all of the purchase price has been allocated to goodwill that will be amortized on a straight-line basis over a five year life. Consolidated operations of the company would not have been significantly different had the acquisition been made January 1, 1998.

On July 1,1998 the company acquired all of the outstanding common stock of Applications Methods, Inc. Applications Methods develops software and has recently developed an e-commerce product. The Company issued 286,396 shares of common stock valued at $3,239,000 the acquisition has been recorded as a purchase. $3,211,000 of the purchase price will be allocated to goodwill. Pro forma consolidated operations for the six-months ended June 30, 1998, assuming the purchase was made at the beginning of 1998 is shown below:

     Net Sales                $  4,655,000
     Net Loss                 $ (1,976,000)
     Net Loss per share       $       (.28)

The pro forma results are not necessarily indicative of what would have occurred had the acquisition been on these dates, nor are they necessary indicative of future operations.

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

Year 2000 Risks. Currently, many computer systems, hardware, and software products are coded to accept only two digit entries in the date code field and, consequently, cannot distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company and third parties with which the Company does business rely on numerous computer programs in their day to day operations. The Company has begun the process of identifying computer systems that could be affected by the Year 2000 issue but has not estimated the costs of addressing the Year 2000 issue as it relates to the Company's internal hardware and software, as well as third party computer systems with which the Company interacts. In the event that the Company acquires other assets or businesses, the software and hardware acquired by the Company in connection with those business combinations may be Year 2000 non-compliant. There can be no assurance that the Year 2000 issues will be resolved in 1998 or 1999. The Company may incur significant costs in resolving its Year 2000 issues.
If not resolved, this issue could have a significant adverse impact on the Company's business, operating results, financial condition, and cash flow.

The Company's common stock is traded on the Nasdaq SmallCap Market.

RECENT DEVELOPMENTS

RMI entered into an Agreement and Plan of Merger dated as of June 5, 1998 by and among RMI, Internet Communications Corporation ("ICC") and Internet Acquisition Corporation, a Colorado corporation and wholly-owned subsidiary of RMI (the "ICC Merger Agreement") pursuant to which RMI agreed, subject to the conditions set forth therein, acquire ICC. ICC is a Denver-based telecommunications company that designs, implements, maintains and manages communications systems and networks. Consummation of the ICC Acquisition is subject to the satisfaction of various closing conditions, including approval of the merger by ICC's shareholders at the shareholders' meeting scheduled for the end of August 1998, and is expected to close shortly thereafter. The Company currently intends, subject to market and other conditions, including the prior consummation of the ICC Acquisition, to complete an offering (the "Private Placement Offering") of approximately $175.0 million in a private placement of high yield securities pursuant to Rule 144A. The securities to be offered in the Private Placement Offering will consist of senior notes (and may include other securities) and will not be registered under the Securities Act of 1933 or applicable state securities laws. The Private Placement Offering will be made only by means of an offering memorandum. The Issuer has obtained a bridge loan commitment from lenders to fund the ICC Acquisition if the Private Placement Offering is not completed.

On June 5, 1998, RMI acquired all of the outstanding common stock of Infohiway Inc. ("INFOHIWAY") pursuant to the terms of a Merger Agreement dated June 5, 1998 by and among RMI, RMI Subsidiary, Inc., Infohiway and Kenneth Covell, John-Michael Keyes and Jeremy J. Black, the shareholders of Infohiway (the "Infohiway Merger Agreement"). Infohiway has developed a search engine which the Company believes has unique data searching features. For the year ended December 31, 1997, Infohiway had gross revenues of $31,000. The acquisition was effectuated by the merger of RMI Subsidiary, Inc., a wholly-owned subsidiary of RMI, with and into Infohiway. As a result of the merger, Infohiway became a wholly-owned subsidiary of RMI. Pursuant to the Infohiway Merger Agreement, the shareholders of Infohiway received an aggregate of 150,000 shares of RMI Common Stock.

On July 1, 1998, RMI acquired all of the outstanding common stock of Application Methods Inc. ("Applications Methods") Based in Seattle, Washington, Application Methods develops software and has recently developed an e-commerce product. For the year ended December 31, 1997, Application Methods had gross revenues of $984,000. Pursuant to the terms of a Merger Agreement by and among RMI, RMI Acquisition Subsidiary, Inc. ("RMI Acquisition"), a Washington corporation and wholly-owned subsidiary of RMI, Application Methods and Ronald M. Stevenson, Gregory A. Brown and Ronald Nicholl, the shareholders of Application Methods, Application Methods' shareholders received an aggregate of 286,369 shares of RMI Common Stock as a result of the merger of RMI Acquisition with and into Application Methods. The Application Methods shareholders may receive additional shares of Common Stock, not to exceed $ 2.5 million in value, based on the satisfaction of certain post-merger performance targets over a three-year period.

Additionally, RMI recently entered into a non-binding memorandum of understanding regarding the possible acquisition of Internet Now Inc., an ISP located in Phoenix, Arizona for approximately $1.5 million in cash.

The Company is implementing several new service offerings.

NATIONAL INTERNET PROVIDER   Effective March 11, 1998, the Company entered
into an agreement with PSINet, Inc., whereby the Company obtains access to PSINet's network to provide the Company's customers access to dialup and "switched" network access in over 235 locations nationally. The agreement allows the Company to expand service nationally to provide dial up and ISDN services in each of the locations serviced by PSINet. Customers will receive technical support, e-mail services, news services, etc., from the Company's servers, providing a "private label" solution to the anticipated new customer base.

IP TELEPHONY The Company is expanding its communication services in order to provide a more complete product offering to its customers. The Company has announced its intent to provide long distance services using Internet Protocol ("IP") telephony at $0.07 per minute within the continental United States to customers in Denver, Boulder, and Colorado Springs, Colorado areas.

COMPETITIVE local exchange carrier On April 22, 1998, The Public Utilities Commission of the State of Colorado granted the request by Rocky Mountain Broadband, Inc. to become a COMPETITIVE local exchange carrier ("C-LEC").

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

Following the completion of the Private Placement Offering (or the Bridge Loan Commitment in the absence of completing the Private Placement Offering), the Company will be highly leveraged. At June 30, 1998, on a pro forma, consolidated basis after giving effect to the Private Placement Offering, the ICC Acquisition and the acquisitions of Infohiway and Application Methods, the Company would have had approximately $177 million of indebtedness outstanding (including capital lease obligation). The degree to which the Company is leveraged could have important consequences to shareholders, including the following: (la) a substantial portion of the Company's cash flow will be dedicated to payment of the interest on its indebtedness, thereby reducing available funds for other purposes; (ii) the Company's significant degree of leverage could increase it's vulnerability to changes in general economic conditions or in the event of a downturn in its business;
(iii) the Company's flexibility in planning for or reacting to changes in the market conditions may be limited; (iv) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes could be impaired; and (v) the Company may be more leveraged than certain of it's competitors, which may be a competitive disadvantage.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1998

The Company's revenues grew 49% from $1,452,400 to $2,161,800 for the three months ended June 30, 1998 as compared to the comparable period in 1997. Revenue growth performance is attributable to increasing size of the sales force and segmenting the sales team by product group.

DIAL-UP SERVICE

The Company experienced a 21% revenue increase in dial-up service and at the same time decreased its offering price per customer, from the second quarter of 1997 as compared to the second quarter of 1998 from $571,000 to $692,900. The increase is due to the establishment of a dial-up sales department in 1998.

DEDICATED ACCESS SERVICE

Dedicated access services are primarily provided to commercial customers and include a wide range of connectivity options tailored to the requirements of the customer. These services include private port (dedicated modem), Integrated Services Digital Network (ISDN) connections, 56 Kbps frame relay connections, DS-1 (1.54 Mbps) frame relay connections, point to point connections, and DS-3 (45 Mbps) or fractional DS-3 connections. The Company also offers a co-location service, in which the customer's equipment is located in the RMI data center, thereby providing access to the Internet directly through the Company's connection.

Dedicated access service business has grown based principally on ISDN and high speed circuits (56K, DS-1, and DS-3) growth. ISDN sales have grown from $150,300 to $225,400 from the second quarter of 1997 to the second quarter of 1998 for an increase of 50%, while sales of high speed circuits services have increased from $211,500 to $390,700 for the same periods, for an increase of 85%.

WEB SERVICES

Web services revenues are comprised of web site hosting, web site production and web site marketing. Web site hosting provides ongoing revenue from customers for whom RMI hosts a web site on web servers in the RMI data center. All access made to these web sites by the customer and the Internet community as a whole are processed on the Company's servers. The advantage to customers is high speed access to sites by their targeted audiences

Web site hosting accounted for $114,700 of revenue in the second quarter of 1997 and $161,100 in the second quarter of 1998 for an increase of 40%.

Web site production increased from $136,700 for second quarter 1997 to $197,700 for second quarter 1998, for an increase of 45%.

The Company added a new service, web site marketing, to customers in late 1997. For the second quarter of 1998, revenues of $31,800 were recognized for this service. Web site marketing offers the customer a service wherein the Company optimizes the position in web search engines for a customer's site based on queries by selected key words. This service is intended to result in a significant increase in the level of traffic for a web site.

OTHER REVENUE

Other revenue includes training revenue ($9,000 decreased to $4,400), and consulting ($12,200 decreased to $9,100). The reduction in consulting revenue occurred due to a large consulting contract in the first six months of 1997 which was concluded and no similar consulting arrangement occurred in the first six months of 1998. Other revenue also includes sales from the Information Exchange L.L.C., a voice messaging subsidiary which (decreased from $27,200 to $27,100). The Information Exchange L.L.C. was acquired in a stock transaction in late 1996. IP Telephony also generated $400 in revenue for the three months ended June 30.1998, this service was not available in 1997.

GROSS PROFIT

Gross profit consists of total revenue less the cost of delivering services and equipment. The gross profit from Internet access and services was 63% of revenues from that segment for the three months ended June 30, 1997 and 69% for the same period in 1998. Gross profits on equipment sales decreased to 19% for three months ended June 30, 1997 from 22% for the same period in 1998. Sale of equipment is provided as an accommodation to the Company's customers and the gross profit margin may vary considerably based on the mix of products sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses ("S G & A") increased from approximately $1,909,000 in the second quarter of 1997 to approximately $2,023,800 in the second quarter of 1998 or an increase of 6%.

Payroll costs and benefits decreased 8% from $1,084,300 to $998,600 for the three months periods ended June 30, 1997 and 1998, respectively.

Sales and marketing expenses, consisting of advertising, promotion, attendance at trade shows, printing, and finders fees, decreased from $81,600 for three months ending June 30, 1997 to $31,900 for the same period in 1998, for a decrease of 61%.

Facilities rent expense decreased by 6% from $115,600 to $109,100 for the second quarter of 1997 to the second quarter 1998. The Company has headquarters in downtown Denver, Colorado with additional office facilities in Colorado Springs, Colorado.

The Company experienced a decrease in communications expense from $72,900 for the quarter ended June 30, 1997 to $60,100 for the quarter ended June 30, 1998, or a decrease of 18%. These expenses included local telephone service, cellular phones and pager costs and long distance telephone expenses. The Company uses multiple "800" phone numbers to provide technical support, customer support, and sales order processing to its growing base of customers.

Legal and accounting expenses increased from $51,400 in the second quarter of 1997 to $163,400 in the second quarter of 1998 or an increase of 218%. This increase resulted from legal work in the preparation of a registration statement on Form S-1 which is discussed elsewhere in this document, legal expense incurred in relation to the lawsuit referenced in Part II, Item 1 of this document, and work performed in connection with acquisitions.

Outside services, which includes temporary to hire staff and professional services increased 51% from $97,000 to $147,000 from the second quarter of 1997 to the same period in 1998. The Company hires many of the technical support call center staff and the Web production staff on a "temp to hire" program wherein the new employee remains on the temporary employment agency's payroll for approximately ninety days. This allows the staff to be fully evaluated prior to becoming a full time Company employee.

SIX MONTHS ENDED JUNE 30, 1997 AND 1998

The Company's revenues grew 38% from $2,849,400 to $3,941,000 for the six months ended June 30, 1998 as compared to the comparable period in 1997. Revenue growth performance is attributable to increasing size of the sales force and segmenting the sales team by product group.

Dial-Up Service

Revenues increased from $1,166,700 to $1,258,200 or 8% from the six months ending June 30, 1997 to the six months ending June 30, 1998. Dial-up customer count increased from 10,300 to 13,600 or 32% from the six months ending June 30, 1997 to the six months ending June 30, 1998. As a result of the re-structure of the dial-up product, the Company experienced a reduction in revenue growth while making greater gains in its customer base.

Dedicated Access Service

The Company assigned a direct sales team for dedicated access service and with that focus has received the benefit of higher revenue growth. As a result, dedicated access service business has grown based principally on ISDN and High Speed circuit growth. ISDN sales have grown from $258,200 to $435,400 from the first half of 1997 to the first half of 1998 for an increase of 69%, while sales of high speed circuits services have increased from $387,000 to $717,000 for the same periods for an increase of 85%.

Web Services

Web site hosting accounted for $218,300 of revenue in the six months ending June 30 1997 and $298,800 for the same period in 1998 for an increase of 37%. The increase resulted from increases in the direct sales force, increased server capacities and speed, and the increasing popularity of the web as a business tool.

Web site production increased from $249,600 to $330,400 or 32% for the first six months of 1997 as compared to the same period in 1998. The growth in web hosting business plus the activities of the Company's direct sales force helped to drive this part of the business.

Other Services

Other revenue includes training revenue ($16,900 decreased to $9,000), consulting ($121,500 decreased to $13,300) and sales from the Information Exchange L.L.C. ($64,000 decreased to $53,400). IP Telephony generated $400 in revenue for the six months ended June 30, 1998; this service was not available in 1997.

Gross Profit

Gross profit consists of total revenue less the cost of delivering services and equipment. The gross profit (exclusive of equipment sales) was 65% for the six months ended June 30, 1997 and 67% for the same period in 1998. Gross profits on equipment sales were 21% and 22% for the six months ending June 30, 1997 and 1998, respectively. Sale of equipment is provided as an accommodation to the Company's customers.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses ("S G & A") increased from $3,618,000 in the six months ended 1997 to $4,478,200 in the six months ended 1998 or 23%. Exclusive of option compensation expense, discussed in the following paragraph, S G & A increased 13% from the six months ended 1997 to the six months ended 1998. Significant items are discussed below.

Payroll costs and benefits increased 21% from $2,042,200 to $2,464,400 for the six months ended 1997 and 1998, respectively. Payroll costs included a non-cash charge to compensation for the first quarter of 1998 in the amount of $383,100 for the exercise of employee stock options. Exclusive of this amount, payroll costs and related benefits increased 2%.

Sales and marketing expenses, consisting of advertising, promotion, attendance at trade shows, printing, and finders fees, decreased from $129,300 for the six months ending 1997 to $81,200 for the same period in 1998 for a decrease of 37%.

Facilities rent expense decreased by 1% from $225,200 to $222,000 for the six months ended 1997 to the six months ended 1998. The Company has headquarters in downtown Denver, Colorado with additional office facilities in Colorado Springs, Colorado.

The Company experienced a decrease in communications expenses from $147,100 for the six months ended 1997 to $121,300 for the six months ended 1998 or 18%. These expenses included local telephone service, cellular phones and pager costs and long distance telephone expenses. The Company uses multiple "800" phone numbers to provide technical support, customer support, and sales order processing to its growing base of customers.

Legal and accounting expenses increased from $120,000 in the six months ended 1997 to $380,200 in the six months ended 1998 or an increase of 217%. This increase resulted from legal and accounting work required in preparation of the Company's proxy statement for the Shareholder meeting held on March 12, 1998, legal work in the preparation of a registration statement on Form S-1, which is discussed elsewhere in this document, legal expense incurred in relation to the lawsuit referenced in Part II, Item 1 of this document, and due diligence work performed in regards to potential acquisitions.

Other outside services, which includes temporary to hire staff and professional services, decreased 20% from $195,600 to $235,000 from the six months ended 1997 to the same period in 1998. The Company hires many of the technical support call center staff and the Web production staff on a "temp to hire" program wherein the new employee remains on the temporary employment agency's payroll for approximately ninety days. This allows the staff to be fully evaluated prior to becoming a full time Company employee.

Liquidity and Capital Resources

In addition to the October 1, 1997 investment of $2,398,600 by Mr. Hanson, he invested an additional $503,600 in March 1998 by exercising purchased warrants and options that were granted in October 1997, at the time of his initial investment.

The company currently intends, subject to market and other conditions, including the prior consummation of the ICC Acquisition, to complete a Private Placement Offering to raise approximately $175.0 million in a private placement of high yield securities pursuant to Rule 144A. The securities to be offered in the Private Placement Offering will consist of senior notes (and may include other securities) and will not be registered under the Securities Act of 1933 or applicable state securities laws. The Private Placement Offering will be made only by means of an offering memorandum. The Issuer has obtained a bridge loan commitment from lenders to fund the ICC Acquisition if the Private Placement Offering is not completed.

On July 20, 1998 and July 24,1998, the Company filed with the U.S. Securities and Exchange Commission separate amendments to a registration statement on Form S-1 (originally filed on May 15,1998) in order to register the shares underlying the warrants issued during the Company's initial public offering on September 5, 1996 along with other securities which the company has committed to register under various agreements. The Warrants are currently traded on the Nasdaq SmallCap Market under the symbol "RMIIW." Upon the effectiveness of this registration statement, and related "Blue Sky" filings with various states, the Company will have the right to call 1,365,000 warrants for $0.25 each, and the warrant holder will have a thirty day period to exercise the warrant at a price of $3.07 per underlying share. 1,942,336 common shares are underlying the warrants. If all of the shares underlying these Warrants are exercised, the Company would realize proceeds of approximately $5,670,000. The Company has not announced plans to call these Warrants, but may elect to do so upon the completion of the registration statement and as funds are needed.

The Company has received a loan commitment from Phoenix Leasing Incorporated wherein the Company will have available a financing line available for acquisition of fixed assets in the amount of $352,000 to be used in four increments of $88,000. The financing will be secured by the assets purchased and by an Equipment Loan Bond provided by Amwest Surety Insurance Company. The Company has submitted the appropriate paperwork to draw 3 of the funding increments. Funding is expected by August 30, 1998.

RMI is an Internet Service Provider ("ISP") with a high growth rate (as discussed elsewhere in this document). The Company's growth is dependent on continuing to build a strong infrastructure and hiring quality sales, technical, and administrative personnel. In order to build the infrastructure and acquire the human resources needed to maintain a high growth rate, the Company has operated with a negative cash flow from operations during 1996 and 1997. The Company's cash requirements are relatively fixed for the near term and the Company expects to continue to improve operating cash flow if revenue continues to increase according to expectations without any significant cost increases. Should revenues not continue to increase according to expectations, the Company may have to seek additional financing to fund operating losses or implement reductions in operating expenses. Reductions in operating expenses, if effected, could adversely affect revenues and therefore not result in the expected increase in cash flow. The Company does not currently have access to additional bank financing and therefore should the Company not conclude its private placement offering of $175 million, financing would have to result from additional issuances of equity or debt securities.

PART II.  OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES

The Company filed a Form S-1 Registration Statement with the U.S. Securities and Exchange Commission on May 15, 1998 and amended the filing on July 20 and July 24, 1998, requesting the registration of Common Stock underlying the warrants issued during the Initial Public Offering of September 5, 1996 along with other securities for which the Company has committed to register under various agreements. The warrants are currently traded on the Nasdaq stock exchange under the symbol "RMIIW". Upon the successful completion of this registration, the Company will have the right to call 1,365,000 warrants for redemption for $0.25 each, and the warrant holder will have a thirty day period to exercise the warrant at an exercise price of $3.07 per underlying share. 1,942,336 common shares are underlying the warrants.

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

ITEM 3. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     Number    Description of Exhibits

     3.1       Certificate of Incorporation (1)
     3.2       Bylaws of Rocky Mountain Internet, Inc. (1)
     3.3 Certificate of Amendment of Certificate of Incorporation of Rocky Mountain Internet, Inc. (13)
     4.1 Form of Warrant Agreement dated September 5,1996 between Rocky Mountain Internet, Inc. and American Securities Transfer, Inc.
               (1)
     4.2       Form of Subordinated Convertible Promissory Note (1)
     4.3       Form of Lock-Up Agreement for Shareholders (1)
     4.4       Form of Lock-Up Agreement for Preferred Stockholders (1)
     4.5       Form of Lock-Up Agreement for Debenture Holders (1)
     4.6       Form of Stock Certificate (1)
     4.7       Form of Warrant Certificate (1)
     4.8 Warrant Agreement between Rocky Mountain Internet, Inc. and Douglas H. Hanson dated October 1, 1997 (8)
     4.9       1996 Employees' Stock Option Plan(6)
     4.10      1996 Non-Employee Directors' Stock Option Plan (6)
     4.11      Rocky Mountain Internet Inc. 1997 Non-Qualified Stock Option Plan
               (7)
     4.12      1997 Stock Option Plan (9)
     4.12.1 First Amendment to Non-Qualified Stock Option Agreement pursuant to the Rocky Mountain Internet, Inc. 1997 Stock Option Plan (13)
     4.12.2 First Amendment to Incentive Stock Option Agreement pursuant to the Rocky Mountain Internet, Inc. 1997 Stock Option Plan (13)
     4.13      Rocky Mountain Internet, Inc. 1998 Employees' Stock Option Plan
               (10)
     4.14 Rocky Mountain Internet, Inc. 1998 Non-Employee Directors' Stock Option Plan (11)
     10.1 Agreement of Lease between Denver-Stellar Associates Limited Partnership, Landlord and Rocky Mountain Internet, Inc., Tenant
               (2)
     10.2      Asset Purchase Agreement - Acquisition of CompuNerd, Inc. (2)
     10.3      Confirmation of $2.0 million lease line of credit (2)
     10.4 Agreement between MCI and Rocky Mountain Internet, Inc. governing the provision of professional information system development services for the design and development of the MCI internal Intranet project referred to as Electronic Advice. (2)
     10.5      Sublease Agreement-February 26, 1997-1800 Glenarm, Denver, Co.(4)
     10.6      Acquisition of The Information Exchange (4)
     10.7      Asset purchase of On-Line Network Enterprises (4)
     10.8      1996 Incentive Compensation Plan - Annual Bonus Incentive  (4)
     10.9      1997 Incentive Compensation Plan - Annual Bonus Incentive  (4)
     10.10 TERMINATION AGREEMENT of joint venture between Rocky Mountain Internet, Inc. and Zero Error Networks, Inc. (5)
     10.11     Private Placement Memorandum (5)
     10.12 Carrier Services Switchless Agreement Between Frontier Communications of the West, Inc. and Rocky Mountain Broadband, Inc. (12)
     10.13 Wholesale Usage Agreement Between PSINet Inc. and Rocky Mountain Internet, Inc. (12)
     10.14     PacNetReseller Agreement (12)
     10.16     Operating Agreement of the Mountain Area Exchange LLC (12)
     16.1      Letter re: change in certifying accountant  (3)
     27.1      Financial Data Schedule

     (1) Incorporated by reference from the Company's registration statement on Form SB-2 filed with the Commission on August 30, 1996, registration number 333-05040C.
     (2) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB filing dated September 30, 1996.
     (3) Incorporated by reference to the Company's Current Report on Form 8-K filing dated January 28, 1997
     (4) Incorporated by reference to the Company's Annual Report on Form 10-KSB dated December 31, 1996.
     (5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB dated June 30, 1997.
     (6) Incorporated by reference to the Company's documents filed with Initial Public Offering.
     (7) Incorporated by reference to the Company's Form S-8 Registration Statement filed on September 26, 1997.
     (8) Incorporated by reference to the Company's Current Report on Form 8-K dated October 6, 1997.
     (9) Incorporated by reference to the Definitive Proxy Statement (Appendix A) filed on Schedule 14A on February 13, 1998.
     (10) Incorporated by reference to the Definitive Proxy Statement (Appendix B) filed on Schedule 14A on February 13, 1998.
     (11) Incorporated by reference to the Definitive Proxy Statement (Appendix C) filed on Schedule 14A on February 13, 1998.
     (12) Incorporated by reference to the Company's Form S-1 filed on May 15, 1998.
     (13) Incorporated by reference to the Company's Form 10-KSB filed on March 31, 1998.
     (14) Incorporated by reference to the Company's Form 10-KSB filed on March 31, 1998, filed as amended on June 1, 1998


(b) Reports on 8-K. State whether any reports on Form 8-K were filed during the last quarter of the period covered by this report, listing the items reported, any financial statements filed and the dates of such reports.

     Form 8-K; Item 2: Acquisition or Disposition of Assets was filed on June 11,1998. Infohiway acquired effective June 5,1998, and has become a wholly owned subsidiary.

     Form 8-K; Item 2: Acquisition and Dispositions of Assets was filed on July 14,1998. Applications Methods was acquired effectively July 1, 1998, and has become a wholly owned subsidiary.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                          /S/ Peter J. Kushar           August 14, 1998
                          -------------------------     ----------------
                          Peter J. Kushar                     Date
                          Chief Financial Officer


                          /S/ Douglas H. Hanson         August 14, 1998
                          -------------------------     ----------------
                          Douglas H. Hanson                   Date
                          Chairman, Chief Executive
                          Officer, and President