Form 10QSB
period 1998-09-30
ROCKY MOUNTAIN INTERNET INC
filed 1998-11-16
CIK 1003282

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                  OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .
                               ----------    -----------

COMMISSION FILE NUMBER:  001-12063
                         ---------

                          ROCKY MOUNTAIN INTERNET, INC
              ----------------------------------------------------
              Exact name of Registrant as specified in its charter

Delaware                                                         84-1322326
--------                                                         --------------
State or other jurisdiction of                                     IRS Employer
incorporation or organization                                    Identification

1099 18th Street, Suite 3000  DENVER COLORADO                          80202
---------------------------------------------                          --------
Address of principal executive offices                                 Zip Code
Registrant's telephone number, including area code:      303-672-0700

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

As of October 31, 1998, Rocky Mountain Internet, Inc. had approximately 8,106,728 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ROCKY MOUNTAIN INTERNET, INC.
                       CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)
                                  ASSETS

                                                     December 31,  September 30
                                                         1997          1998
                                                        (Note)      (Unaudited)
Current assets

      Cash and Cash equivalents                        $1,053,189   $  730,713
      Trade receivables, less allowance for doubtful
      accounts 12/31/1997 - $176,000; 9/30/1998 -
      $205,248                                            672,094      880,190
      Inventories                                          46,945       57,008
      Other                                               112,891      174,534
                                                       ----------   ----------
                           Total current assets        $1,885,119   $1,842,445
                                                       ----------   ----------
Property and equipment
      Equipment                                         2,927,016    3,552,539
      Computer software                                   218,801      683,445
      Leasehold Improvements                              190,235      185,935
      Furniture, fixtures, and office equipment           431,814      431,814
                                                       ----------   ----------
                                                       $3,767,866   $4,853,733
      Less accumulated depreciation and amortization    1,118,217    1,833,499
                                                       ----------   ----------
                                                       $2,649,649   $3,020,234
                                                       ----------   ----------
Other assets
      Goodwill                                                  -    4,449,735
      Customer lists                                      471,096      383,543
      Investments                                               -        3,000
      Deferred acquisition costs                                -      177,911
      Deposits                                             76,255       75,688
                                                       ----------   ----------
                                                          547,351    5,089,877
                                                       ----------   ----------
                                                       $5,082,119   $9,952,556
                                                       ----------   ----------
                                                       ----------   ----------


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

                 See Notes to Consolidated Financial Statements

                        ROCKY MOUNTAIN INTERNET, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             December 31,    September 30
                                                                                 1997            1998
                                                                                (Note)       (Unaudited)
Current liabilities

      Current maturities of long-term debt and
        obligations under capital leases                                     $    609,390    $    714,989
      Accounts payable                                                            581,366       2,693,763
      Deferred revenue                                                            345,857         289,367
      Accrued payroll and related taxes                                           182,569         161,629
      Accrued rent                                                                136,182         109,821
      Accrued severance expense                                                   138,472           8,454
      Note payable from shareholder                                                     -         400,000
      Accrued acquisition and financing cost                                            -         978,000
      Other accrued expense                                                       100,286         289,906
                                                                             ------------    ------------
                                   Total current liabilities                 $  2,094,122    $  5,645,929
                                                                             ------------    ------------


Long-term debt and obligations under capital leases,
  Less current maturities                                                    $    904,627    $    653,646
                                                                             ------------    ------------
Stockholders equity

      Preferred stock, $.001 par value; authorized 12/31/1997 - 790,000,
      9/30/1998 - 750,000 shares; issued and outstanding 12/31/1997,
      40,000 shares, 9/30/1998, 0 shares                                     $         40    $          -

      Common stock, $.001 par value; authorized 1997 - 10,000,000 shares,
      9/30/1998 - 25,000,000 shares; issued 12/31/1997 - 6,736,889 shares;
      9/30/1998 - 7,989,694 shares; and outstanding 12/31/1997 - 6,677,846
      shares, 9/30/1998 - 7,926,942 shares                                          6,737           7,990

      Additional paid-in capital                                                9,284,720      17,803,369
      Accumulated deficit                                                      (6,747,050)    (14,075,408)
      Unearned compensation                                                      (383,077)              -
                                                                             ------------    ------------
                                                                             $  2,161,370    $  3,735,951

      Treasury stock, at cost
        Common; 12/31/1997 - 59,043 shares, 9/30/1998 - 62,752                    (78,000)        (82,970)
                                                                             ------------    ------------
      Total stockholders' equity                                             $  2,083,370    $  3,652,981
                                                                             ------------    ------------
                                                                             $  5,082,119    $  9,952,556
                                                                             ------------    ------------
                                                                             ------------    ------------


           See Notes to Consolidated Financial Statements

                          ROCKY MOUNTAIN INTERNET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended             Nine Months Ended
                                                      September 30,                 September 30,
                                               --------------------------    --------------------------
                                                   1997           1998           1997           1998
                                               -----------    -----------    -----------    -----------
Revenue
         Internet access and services          $ 1,489,562    $ 2,492,684    $ 4,135,344    $ 6,240,786
         Equipment sales                            92,857         72,640        296,442        265,580
                                               -----------    -----------    -----------    -----------
                                                 1,582,419      2,565,324      4,431,786      6,506,366
                                               -----------    -----------    -----------    -----------
Cost of revenue earned
         Internet access and services              327,573        685,111      1,254,838      1,918,775
         Equipment sales                            69,365         52,538        230,493        202,888
                                               -----------    -----------    -----------    -----------
                                                   396,938        737,649      1,485,331      2,121,663
                                               -----------    -----------    -----------    -----------
           Gross Profit                          1,185,481      1,827,675      2,946,455      4,384,703

Selling, general and administrative expenses     1,834,317      2,503,569      5,451,553      6,981,741
Other operating expenses                           119,519      4,551,735        453,629      4,549,301
                                               -----------    -----------    -----------    -----------
   Operating (loss) income                        (768,355)    (5,227,629)    (2,958,727)    (7,146,339)

Other income (expense)
         Interest expense                         (100,722)       (77,766)      (297,838)      (232,494)
         Other income (expense)                        997         (7,121)         1,624         (6,927)
         Interest income                             3,659         11,014         22,297         36,742
         Finance charges                            17,489          6,538         17,905         20,659
                                               -----------    -----------    -----------    -----------
                                                   (78,577)       (67,335)      (256,012)      (182,020)
                                               -----------    -----------    -----------    -----------
Net (loss) income before income taxes             (846,932)    (5,294,964)    (3,214,739)    (7,328,359)
          Income tax expense                             -              -              -              -
                                               -----------    -----------    -----------    -----------
Net (loss) income                              $  (846,932)   $(5,294,964)   $(3,214,739)   $(7,328,359)
Preferred stock dividends                                -              -         26,875              -
                                               -----------    -----------    -----------    -----------
Net loss applicable to common stockholders     $  (846,932)   $(5,294,964)   $(3,241,614)   $(7,328,359)
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------
Basic and diluted loss per share
  Net earnings (loss) per share                $     (0.16)   $     (0.67)   $     (0.64)   $     (0.99)
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------

          See Notes to Consolidated Financial Statements

                        ROCKY MOUNTAIN INTERNET, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                                     Nine Months Ended
                                                                        September 30,
                                                                --------------------------
                                                                   1997           1998
                                                                -----------    -----------
Cash Flows from Operating Activities
        Net (loss) income                                       $(3,214,738)   $(7,328,359)
        Items not requiring (providing) cash:
                Depreciation                                        154,844        185,094
                Amortization                                        487,527        846,706
                Warrants issued for commitment fees                       -      2,765,229
                Stock option compensation                                 -        383,077
                Common stock contribution to pension plan                 -         52,419
                Provision for doubtful accounts                     (42,582)        29,248
                Changes in assets and liabilities:
                    Trade receivables                              (101,330)      (235,925)
                    Inventories                                      43,489        (10,063)
                    Other current assets                            128,167        (63,063)
                    Accounts payable                                889,627      2,112,397
                    Deferred revenue                                170,429        (56,490)
                    Accrued payroll and related taxes              (349,546)       (20,940)
                    Other accrued expenses                          163,114      1,004,395
                                                                -----------    -----------
                        Net cash used in operating activities   $(1,670,999)   $  (336,275)
                                                                -----------    -----------
Cash Flows from Investing Activities
        Proceeds from investments                                 1,079,712              -
        Acquisition of ONE, Inc. assets                            (150,000)             -
        Additions to deferred acquisition cost                            -       (177,911)
        Purchase of property and equipment                         (264,471)      (567,831)
        Additions to deposits and Investments                       (13,626)      (107,131)
                                                                -----------    -----------
                Net cash provided by (used in) investing
                  activities                                    $   651,615    $  (852,873)
                                                                -----------    -----------
Cash Flows from Financing Activities
        Proceeds from notes payable                                 495,000        400,000
        Proceeds from long-term debt                                329,868              -
        Sales of stock warrants                                           -             25
        Proceeds from sale of common stock                        1,117,920        843,472
        Additions to deferred offering cost                         (43,496)             -
        Payment of preferred stock dividend                         (26,875)             -
        Purchase of treasury stock                                  (60,000)       (18,000)
        Payment on notes payable                                   (300,000)             -
        Payments on long-term debt and obligations
          under capital leases                                     (554,814)      (358,825)
                                                                -----------    -----------
                Net cash provided by financing activities       $   957,603    $   866,672
                                                                -----------    -----------
                Increase (decrease) in cash and cash
                  equivalents                                   $   (61,781)   $  (322,476)

Cash and cash equivalents
        Beginning                                                   348,978      1,053,189
                                                                -----------    -----------
        Ending                                                  $   287,197    $   730,713
                                                                -----------    -----------
                                                                -----------    -----------

                          ROCKY MOUNTAIN INTERNET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                  -------------------------------------
                                                                                       1997                  1998
                                                                                  -----------------      --------------
Schedule of noncash investing and financing activities
             Acquisition of ONE, Inc. assets by issuance of common stock          $         306,946
             Purchase of property and equipment by issuance of common stock                                      302,750
             Acquisition of Applications Methods by issuance of common stock                              $    3,239,000
             Acquisition of Infohiway by issuance of common stock                                         $    1,335,000
                                                                                  -----------------      ---------------
             Total noncash and investing and financing activities                 $         306,946       $    4,876,750
                                                                                  -----------------      ---------------
                                                                                  -----------------      ---------------

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

NOTE 2 EARNINGS PER SHARE

The Earnings per Share calculation is based on average shares outstanding of 7,918,713 for the Three Months ended September 30, 1998. The Earnings per Share calculation is based on average shares outstanding of 7,401,739 for the Nine Months ended September 30, 1998. All stock options and warrants are excluded from the computation of diluted earnings per share, as they would have an anti-dilutive effect on earnings (loss) per share. In accordance with FASB 128 earnings per share for prior periods have been restated in these financial statements. Prior periods Earnings per Share is based on restated average shares outstanding of 5,351,000 for the Three Months ended September 30, 1997. Restated Earnings per Share calculation is based on average shares outstanding of 5,044,000 for the Nine Months ended September 30, 1997.

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

On July 1,1998 the company acquired all of the outstanding common stock of Application Methods, Inc. Application Methods develops software and has recently developed an e-commerce product. The Company issued 286,396 shares of common stock valued at $3,239,000 the acquisition has been recorded as a purchase. $3,211,000 of the purchase price will be allocated to goodwill. Pro forma consolidated operations for the nine-months ended September 30, 1998, assuming the purchase was made at the beginning of 1998 is shown below:

         Net Sales                                   $ 7,220,000
         Net Loss                                    $(8,131,000)
         Net Loss per share                          $(.98)

The pro forma results are not necessarily indicative of what would have occurred had the acquisition been on these dates, nor are they necessarily indicative of future operations.

NOTE 7 NOTES PAYABLE TO SHAREHOLDER

In August 1998, Douglas H. Hanson loaned $400,000 to the Company. The loan is evidenced by a promissory note. The principal amount of the promissory note, together with interest at the rate of 11% per annum, is payable in full on January 18, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain information contained in this Form 10-QSB, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", contain forward-looking statements. The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions include but are not limited to the ability of the Company to obtain additional financing, the ability of the Company to successfully defend itself in the pending ICC litigation, the ability of the Company to implement its acquisition strategy and the success of that strategy, that the Company will continue to design, market and provide successful new services, that competitive conditions will not change materially, that demand for the Company's services will continue to grow, that the Company will retain and add qualified personnel, that the Company's forecasts will accurately anticipate revenue growth and the costs of producing that growth, and that there will be no material adverse change in the Company's business. In light of the significant uncertainties inherent in the forward-looking information included in this Form 10-QSB, actual results could differ materially from the forward-looking information contained in this Form 10-QSB.

As discussed in more detail in Recent Development section below, the Company terminated a merger agreement on October 13, 1998 with ICC. Cost, expenses and related fees associated with the terminated merger and the related proposed financing is estimated to be between $3.8 million and 5.2 million, a portion of which are in dispute and of which $2.7 million relates to a non-cash item related to warrants issued by the Company. These costs were charged to expense in the third quarter of 1998, which had an effect of an additional $.58 earning per share loss for the quarter, net of these costs the earnings per share loss for the third quarter 1998 was $.09.

YEAR 2000 RISKS. Currently, many computer systems, hardware and software products are coded to accept only two digit entries in the date code field and, consequently, cannot distinguish 21st century dates from 20th century dates. The interaction between various software and hardware platforms rely upon the date coding system. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to function properly after the turn of the century. The Company, its customers, and suppliers are reliant on computers and related automated systems for daily business operations. Failure to achieve at least a minimum level of Year 2000 systems compliance could have a material adverse effect on the Company.

The Company has begun the process of identifying computer systems that could be affected by the Year 2000 issue as it relates to the Company's internal hardware and software, as well as third parties which provide the
Company  goods or services.   Three categories or general areas have been
identified for review and analysis.

     (1) Systems providing customers services. These include hardware and software systems that are used to provide services to the Company's customers in the form of

         Internet connectivity, e-mail servers, news servers, authentication servers, etc. Hardware in the form of routers and switches are also included in this area.

     (2) Third party vendors providing critical services including circuits, hardware, long distance and related products. These include telco providers, suppliers of routers, modems, switches, etc.

     (3) Critical internal systems that support the Company's administrative systems for billing and collecting, general accounting systems, computer networks, and communication systems.

The Company is in the planning and initial study phase of Year 2000 compliance review and testing. In regards to Item (1) listed above the Company's critical existing systems are no more than two and one-half years old and it is anticipated that many of these systems will not have significant Year 2000 problems. These systems are in process of being inventoried and a systems testing schedule is being developed. Due to the Company's continued growth, most systems providing customer services are planned to be relocated to an expanded network operations center. Concurrent to the relocation many of the critical systems will be migrated to new hardware and software platforms to increase reliability and capacities. All newly acquired hardware systems, operating systems, and software are required to have vendor certification for Year 2000 compliance.

In regards to Item (2) above - third party products and services - the Company's significant vendors are large public companies such as US West Communications, ICG Group, Cisco, Lucent Technologies, Ascend Communications, etc., that are all under SEC mandates to report their compliance in all publicly filed documents. The Company will initiate a compliance review program with these vendors during the first quarter of 1999 and will continue to track progress of all critical vendors for compliance.

Item (3) above relates to internal systems for company administrative and communications requirements. The Company is in the process of implementing new billing and billing presentment systems during the first half of 1999. These system vendors are required to certify Year 2000 compliance. Additionally, the Company will test these systems for compliance during the implementation processes. Internal computer networks and communications systems will be tested in the first quarter of 1999 for compliance.

The costs to address the Year 2000 compliance issues have not been determined at this time. Based on growth the Company plans to implement new hardware platforms and software systems that should be Year 2000 compliant and therefore costs specifically allocated to Year 2000 compliance may not be significant. Systems testing and compliance reviews with third party services providers will incur manpower and consultant costs.

The nature of the Company's business makes it dependent on computer hardware, software, and operating systems that are susceptible to Year 2000 issues. Failure to attain at least minimum levels of Year 2000 compliance would have a material adverse effect on the Company's ability to deliver services.

The Company has not developed a contingency plan for dealing with Year 2000 risks at this time.

The Company's common stock is traded on the Nasdaq SmallCap Market.

RECENT DEVELOPMENTS

In June 1998, the Company announced it had entered into a merger agreement to acquire Internet Communications Corporation ("ICC"). The closing of the acquisition was subject to various closing conditions, and the merger agreement contained certain rights of termination. On October 13, 1998, the Company announced that it terminated the merger agreement due to, among other things, ICC's failure to satisfy certain obligations under the merger agreement. On October 14, 1998, ICC filed a complaint against the Company in Denver District Court claiming $30 million in damages and alleging, among other things, that the Company had breached the merger agreement and had made certain misrepresentations to ICC with respect to the merger transaction. The Company believes ICC's claims to be without merit and intends to vigorously defend such action and to assert counterclaims against ICC; however, there can be no assurance that the Company will prevail in it's defense or counterclaims. The Company is hopeful that it can resolve the dispute with ICC without the necessity for a trial; however, there can be no assurance as to the Company's ability in this regard. In the event that the dispute cannot be resolved expeditiously, the Company expects that it would incur additional costs and expenses as a result of the litigation and that the litigation may hamper the Company's ability to obtain additional. As a result of the termination and the related financing transactions which were not completed, the Company estimates that it incurred cost, expenses and related fees between $3.8 million and $5.2 million, a portion of which are in dispute. Of this amount, approximately $2.7 million relates to a non-cash item related to warrants issued by the Company. The Company does not currently have the ability to pay all such cost, fees and expenses. The Company believes that it will be able to agree on a schedule for payment of these cost, fees and expenses that is satisfactory to all parties; however there can be no assurance the Company will be able to reach an agreement with all parties regarding the payment of such cost, fees and expenses.

In September 1998, the Company entered into a Software License and Consulting Services Agreement (the "Novazen Agreement") with Novazen Inc. ("Novazen") to provide the Company proprietary billing software tailored to its business. As consideration for the consulting services to be provided by Novazen, the Company paid $100,000 in cash and issued to Novazen 25,000 share of its Common Stock. Subsequent to the date of the Novazen Agreement, Kevin R. Loud, an officer of the Company, purchased 38,000 shares of Novazen common stock for $1.60 per share.

In September 1998, the Company entered into non-binding letters of intent to acquire (i) all of the issued and outstanding capital sock of DataXchange Network, Inc. ("DataXchange"), a Florida-based national internet backbone provider, in exchange for up to 535,000 shares of the Company's common stock and warrants to acquire up to 535,000 of the Company's common stock subject to the achievement of certain financial performance objectives; (ii) substantially all of the assets of Stonehenge Business Systems, Inc. ("Stonehenge"), an ISP located in Englewood, Colorado for approximately $450,000 payable in the form of shares of the Company's Common Stock; and
(iii) substantially all of the assets which comprise the access and hosting business of Unicom Communications, Inc. ("Unicom"), a Kansas-based ISP with approximately 3,500 subscribers, for approximately $1,700,000 payable in the form of shares of the Company's Common Stock. Additionally, the Company recently entered into a non-binding memorandum of understanding regarding the possible acquisition of Internet Now, Inc. ("Internet Now"), an ISP located in Phoenix, Arizona for $150,000 payable in cash and 171,250 shares of the Company's Common Stock. Of the cash portion of the purchase price, $20,000 has been paid to the shareholders of Internet Now. While the Company believes these current and proposed acquisitions will accelerate its existing growth plans, there can be no assurance that the Company will be able to integrate these companies successfully.

In August 1998, Douglas H. Hanson loaned $400,000 to the Company for various working capital needs and on October 20, 1998 he loaned another $400,000 for working capital needs. Such loans have been consolidated and are evidenced by one promissory note. The principal amount of the promissory note, together with interest at the rate of 11% per annum, is payable in full 90 days after October 20, 1998.

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

COMPETITIVE LOCAL EXCHANGE CARRIER On April 22, 1998, The Public Utilities Commission of the State of Colorado granted the request by Rocky Mountain Broadband, Inc. to become a Competitive local exchange carrier ("C-LEC"). Tariffs have been filed and currently pending, the Company cannot offer service until tariffs are approved, approvals are expected in November 1998.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

The Company's revenues grew 62% from $1,582,400 to $2,565,300 for the three months ended September 30, 1998 as compared to the comparable period in 1997. Revenue growth performance is attributable to increasing size of the sales force and segmenting the sales team by product group.

DIAL-UP SERVICE

The Company experienced a 40% revenue increase in dial-up service from the third quarter of 1997 as compared to the third quarter of 1998 from $568,700 to $796,800. The increase is due to the establishment and growth of a dial-up sales department in 1998.

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

Dedicated access service business has grown based principally on ISDN and high speed circuits (56K, DS-1, and DS-3) growth. ISDN sales have grown from $177,800 to $234,200 from the third quarter of 1997 to the third quarter of 1998 for an increase of 32%, while sales of high speed circuits services have increased from $240,700 to $449,400 for the same periods, for an increase of 87%.

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

Web site hosting accounted for $122,500 of revenue in the third quarter of 1997 and $163,300 in the third quarter of 1998 for an increase of 33%.

Web site production increased from $189,800 for third quarter 1997 to $432,900 for third quarter 1998, for an increase of 128%. The increase in web services revenue is primarily due to the acquisition of Applications Methods, which accounted for $207,800 or 48% of the web production revenue during the quarter.

The Company added a new service, web site marketing, to customers in late 1997. For the third quarter of 1998, revenues of $16,900 were recognized for this service. Web site marketing offers the customer a service wherein the Company optimizes the connection between a search engine and a customer's site. The connection is based on queries by selected key words. This service is intended to result in a significant increase in the level of traffic for a web site.

OTHER REVENUE

Other revenue includes training revenue ($4,000 decreased to $1,700), and consulting ($11,400 decreased to $2,000). The reduction in consulting revenue occurred due to a large consulting contract in the first Nine Months of 1997 which was concluded and no similar consulting arrangement occurred in the first Nine Months of 1998. Other revenue also includes sales from the Information Exchange L.L.C., a voice messaging subsidiary which (decreased from $25,400 to $24,700). The Information Exchange L.L.C. was acquired in a stock transaction in late 1996. IP Telephony and long distance services generated $2,700 and $3,300 respectively in revenue for the three months ended September 30, 1998; these services were not available in 1997.

GROSS PROFIT

Gross profit consists of total revenue less the cost of delivering services and equipment. The gross profit from Internet access and services was 78% of revenues from that segment for the three months ended September 30, 1997 and 71% for the same period in 1998. Gross profits on equipment sales increased from 25% for three months ended September 30, 1997 to 28% for the same period in 1998. Sale of equipment is provided as an accommodation to the Company's customers and the gross profit margin may vary considerably based on the mix of products sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses ("S G & A") increased from approximately $1,830,800 in the third quarter of 1997 to approximately $2,552,100 in the third quarter of 1998 or an increase of 39%.

Payroll costs and benefits increased 43% from $961,600 to $1,372,200 for the three months periods ended September 30, 1997 and 1998, respectively.

Sales and marketing expenses, consisting of advertising, promotion, attendance at trade shows, printing, and finders fees, decreased from $66,000 for three months ending September 30, 1997 to $55,000 for the same period in 1998, for a decrease of 17%.

Facilities rent expense increased by 13% from $107,000 to $120,700 for the third quarter of 1997 to the third quarter 1998. The Company has headquarters in downtown Denver, Colorado with additional office facilities in Colorado Springs, Colorado and Seattle, Washington.

The Company experienced an increase in communications expense from $54,100 for the quarter ended September 30, 1997 to $71,300 for the quarter ended September 30, 1998, or an increase of 32%. These expenses included local telephone service, cellular phones and pager costs and long distance telephone expenses. The Company uses multiple "800" phone numbers to provide technical support, customer support, and sales order processing to its growing base of customers.

Outside services, which includes "temporary to hire" staff and professional services decreased 18% from $214,800 to $175,700 from the third quarter of 1997 to the same period in 1998. The Company hires many of the technical support call center staff and the Web production staff on a "temp to hire" program wherein the new employee remains on the temporary employment agency's payroll for approximately ninety days. This allows the staff to be fully evaluated prior to becoming a full time Company employee.

Other operating expense increased from $119,500 to $4,551,800 from the three months ended 1997 to the nine months ended 1998. The increase is due to the recognition of previous deferred acquisition cost, associated with the ICC acquisition and the associated financing, which terminated in the three months ended September 1998 in the amount of 4,551,800. Of this amount $2,765,200 is a non-cash item related to warrants issued by the Company for commitment fees.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

The Company's revenues grew 47% from $4,431,800 to $6,506,400 for the nine months ended September 30, 1998 as compared to the comparable period in 1997. Revenue growth performance is attributable to increasing size of the sales force and segmenting the sales team by product group.

Dial-Up Service

Revenues increased from $1,735,400 to $2,055,000 or 18% from the nine months ending September 30, 1997 to the nine months ending September 30, 1998. Dial-up customer count increased from 9,300 to 15,300 or 64% from the nine months ending September 30, 1997 to the nine months ending September 30, 1998. As a result of the re-structure of the dial-up product, the Company experienced a reduction in revenue growth while making greater gains in its customer base.

Dedicated Access Service

The Company assigned a direct sales team for dedicated access service and with that focus has received the benefit of higher revenue growth. As a result, dedicated access service business has grown based principally on ISDN and High Speed circuit growth. ISDN sales have grown from $436,000 to $669,600 from the first three quarters of 1997 to the first three quarters of 1998 for an increase of 54%, while sales of high speed circuits services have increased from $627,700 to $1,153,300 for the same periods for an increase of 84%.

Web Services

Web site hosting accounted for $316,400 of revenue in the nine months ending September 30 1997 and $455,300 for the same period in 1998 for an increase of 44%. The increase resulted from increases in the direct sales force, increased server capacities and speed, and the increasing popularity of the web as a business tool.

Web site production increased from $437,200 to $770,000 or 76% for the first nine months of 1997 as compared to the same period in 1998. The growth in web hosting business demand, plus the focus of the Company's direct sales force and the acquisition of Applications Methods helped to drive this part of the business.

Other Services

Other revenue includes training revenue ($20,900 decreased to $10,700), consulting ($132,900 decreased to $15,100) and sales from the Information Exchange L.L.C. ($89,000 decreased to $78,500). IP Telephony and long distance services generated $3,100 and 3,300 respectively in revenue for the nine months ended September 30, 1998; these services were not available in 1997.

Gross Profit

Gross profit consists of total revenue less the cost of delivering services and equipment. The gross profit (exclusive of equipment sales) was 65% for the nine months ended September 30, 1997 and 67% for the same period in 1998. Gross profits on equipment sales were 21% and 22% for the nine months ending September 30, 1997 and 1998, respectively. Sale of equipment is provided as an accommodation to the Company's customers.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses ("S G & A") increased from $5,451,600 in the nine months ended 1997 to $7,030,300 in the nine months ended 1998 or 29%. Exclusive of option compensation expense, discussed in the following paragraph, S G & A increased 22% from the nine months ended 1997 to the nine months ended 1998. Significant items are discussed below.

Compensation and related personnel costs and benefits increased 28% from $3,003,800 to $3,836,600 for the nine months ended 1997 and 1998, respectively. Payroll costs included a non-cash charge to compensation for the first quarter of 1998 in the amount of $383,100 for the exercise of employee stock options. Exclusive of this amount, payroll costs and related benefits increased 15%.

Sales and marketing expenses, consisting of advertising, promotion, attendance at trade shows, printing, and finders fees, decreased from $195,300 for the nine months ending 1997 to $136,200 for the same period in 1998 for a decrease of 30%.

Facilities rent expense decreased by 3% from $332,200 to $342,665 for the nine months ended 1997 to the nine months ended 1998. The Company has headquarters in downtown Denver, Colorado with additional office facilities in Colorado Springs, Colorado and Seattle, Washington.

The Company experienced a decrease in communications expenses from $201,200 for the nine months ended 1997 to $192,600 for the nine months ended 1998 or 4%. These expenses included local telephone service, cellular phones and pager costs and long distance telephone expenses. The Company uses multiple "800" phone numbers to provide technical support, customer support, and sales order processing to its growing base of customers.

Legal and accounting expenses increased from $162,100 in the nine months ended 1997 to $372,800 in the nine months ended 1998 or an increase of 130%. This increase resulted from legal and accounting work required in preparation of the Company's proxy statement for the Shareholder meeting held on March 12, 1998, legal work in the preparation of a registration statement on Form S-1, which is discussed elsewhere in this document, legal expense incurred in relation to the lawsuit referenced in Part II, Item 1 of this document, and due diligence work performed in regards to potential acquisitions.

Other outside services, which includes temporary to hire staff and professional services, increased 14% from $368,200 to $418,100 from the nine months ended 1997 to the same period in 1998. The Company hires many of the technical support call center staff and the Web production staff on a "temp to hire" program wherein the new employee remains on the temporary employment agency's payroll for approximately ninety days. This allows the staff to be fully evaluated prior to becoming a full time Company employee.

Other operating expense increased from $453,629 to $4,549,300 from the nine months ended 1997 to the nine months ended 1998. The increase is due to the recognition of previous deferred acquisition cost, associated with the ICC acquisition and the associated financing, which terminated in the nine months ended September 1998 in the amount of 4,551,800. Of this amount $2,765,200 is a non-cash related to warrants issued by the Company for commitment fees.

Liquidity and Capital Resources

In addition to the October 1, 1997 investment of $2,398,600 by Mr. Hanson, he invested an additional $503,600 in March 1998 by exercising purchased warrants and options that were granted in October 1997, at the time of his initial investment.

On July 20, 1998, July 24,1998 and November 6, 1998, the Company filed with the U.S. Securities and Exchange Commission separate amendments to a registration statement on Form S-1 (originally filed on May 15,1998) in order to register the shares underlying the warrants issued during the Company's initial public offering on September 5, 1996 along with other securities which the company has committed to register under various agreements. The Warrants are currently traded on the Nasdaq SmallCap Market under the symbol "RMIIW." Upon the effectiveness of this registration statement, and related "Blue Sky" filings with various states, the Company will have the right to call 1,365,000 warrants for $0.25 each, and the warrant holder will have a thirty day period to exercise the warrant at a price of $3.07 per underlying share. 1,942,336 common shares are underlying the warrants. If all of the shares underlying these Warrants are exercised, the Company would realize proceeds of approximately $5,670,000. The Company has not announced plans to call these Warrants, but may elect to do so upon the completion of the registration statement and as funds are needed.

The Company terminated a merger agreement on October 13, 1998 with ICC. Cost, expenses and related fees associated with the terminated merger and the related proposed financing is estimated to be between $3.8 million and 5.2 million, a portion of which are in dispute and of which $2.7 million relates to a non-cash item related to warrants issued by the Company. These costs were charged to expense in the third quarter of 1998, which had an effect of an additional $.58 earning per share loss. The Company does not currently have the ability to pay all such cost, fees and expenses. The Company believes that it will be able to agree on a schedule for payment of these cost, fees and expenses that is satisfactory to all parties; however there can be no assurance the Company will be able to reach an agreement with all parties regarding the payment of such cost, fees and expenses. The Company is seeking additional financing. There can be no assurance that the Company will be able to obtain the additional financing it currently needs to satisfy its current obligations and execute its business plan.

In August 1998, Douglas H. Hanson loaned $400,000 to the Company for various working capital needs and on October 20, 1998 he loaned another $400,000 for working capital needs. Such loans have been consolidated and are evidenced by one promissory note. The principal amount of the promissory note, together with interest at the rate of 11% per annum, is payable in full 90 days after October 20, 1998.

RMI is an Internet Service Provider ("ISP") with a high growth rate (as discussed elsewhere in this document). The Company's growth is dependent on continuing to build a strong infrastructure and hiring quality sales, technical, and administrative personnel. In order to build the infrastructure and acquire the human resources needed to maintain a high growth rate, the Company has operated with a negative cash flow from operations during 1996 and 1997. The Company's cash requirements are relatively fixed for the near term and the Company expects to continue to improve operating cash flow if revenue continues to increase according to expectations without any significant cost increases. Should revenues not continue to increase according to expectations, the Company must seek, and is seeking, additional financing to fund operating losses or implement reductions in operating expenses. Reductions in operating expenses, if effected, could adversely affect revenues and therefore not result in the expected increase in cash flow. The Company does not currently have access to additional bank financing and therefore financing would have to result from additional issuances of equity or other additional debt securities.

PART II.     OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

In June 1998, the Company announced it had entered into a merger agreement to acquire Internet Communications Corporation ("ICC"). The closing of the merger was subject to various closing conditions and the merger agreement contained certain rights of termination. On October 13, 1998, the Company announced that it terminated the merger agreement due to, among other things, ICC's failure to satisfy certain obligations under the merger agreement. On October 14, 1998, ICC filed a complaint against the Company in Denver District Court claiming $30 million in damages and alleging, among other things, that Company had breached the merger agreement and had made certain misrepresentations to ICC with respect to the merger transaction. The Company believes ICC's claims to be without merit and intends to vigorously defend such action and to assert counterclaims against ICC, however, there can be no assurance that the Company will prevail in its defense or any counterclaims. The Company is hopeful that it can resolve the dispute with ICC without the necessity for a trial; however, there can be no assurance as to the Company's abiliity in this regard. In the event that the dispute cannot be resolved expeditiously, the Company expects that it would incur additional costs and expenses as a result of the litigation and that the litigation may hamper the Company's ability to obtain additional financing.

ITEM 2.  CHANGES IN SECURITIES

The Company filed a Form S-1 Registration Statement with the U.S. Securities and Exchange Commission on May 15, 1998 and amended the filing on July 20, July 24, 1998 and November 6, 1998, requesting the registration of Common Stock underlying the warrants issued during the Initial Public Offering of September 5, 1996 along with other securities, including securities for which the Company has committed to register under various agreements, securities for various acquisitions and other securities. The warrants are currently traded on the Nasdaq stock exchange under the symbol "RMIIW". Upon the successful completion of this registration, the Company will have the right to call 1,365,000 warrants for redemption for $0.25 each, and the warrant holder will have a thirty day period to exercise the warrants at an exercise price of $3.07 per underlying share. 1,942,336 common shares are underlying the warrants.

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
          of Rocky Mountain Internet, Inc. (13)
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
 4.12.2   First Amendment to Incentive Stock Option Agreement pursuant to the
          Rocky Mountain Internet, Inc. 1997 Stock Option Plan (13)
 4.13     Rocky Mountain Internet, Inc. 1998 Employees' Stock Option Plan (10)
 4.14     Rocky Mountain Internet, Inc. 1998 Non-Employee Directors' Stock
          Option Plan (11)
10.1      Agreement of Lease between Denver-Stellar Associates Limited
          Partnership, Landlord and Rocky Mountain Internet, Inc., Tenant (2)
10.2      Asset Purchase Agreement - Acquisition of CompuNerd, Inc. (2)
10.3      Confirmation of $2.0 million lease line of credit (2)
10.4      Agreement between MCI and Rocky Mountain Internet, Inc. governing the provision of professional information system development services for the design and development of the MCI internal Intranet project referred to as Electronic Advice. (2)
10.5      Sublease Agreement-February 26, 1997-1800 Glenarm, Denver, Co.(4)
10.6      Acquisition of The Information Exchange (4)
10.7      Asset purchase of On-Line Network Enterprises (4)
10.8      1996 Incentive Compensation Plan - Annual Bonus Incentive  (4)
10.9      1997 Incentive Compensation Plan - Annual Bonus Incentive  (4)
10.10     TERMINATION AGREEMENT of joint venture between Rocky Mountain
          Internet, Inc. and Zero Error Networks, Inc. (5)
10.11     Private Placement Memorandum (5)
10.12     Carrier Services Switchless Agreement Between Frontier Communications
          of the West, Inc. and Rocky Mountain Broadband, Inc. (12)
10.13     Wholesale Usage Agreement Between PSINet Inc. and Rocky Mountain
          Internet, Inc. (12)
10.14     PacNetReseller Agreement (12)
10.15     Operating Agreement of the Mountain Area Exchange LLC (12)
10.16     Software License and Consulting Services Agreement Between
          Novazen Inc. and Rocky Mountain Internet, Inc. (15)
16.1      Letter re: change in certifying accountant  (3)
27.1      Financial Data Schedule

(1) Incorporated by reference from the Company's registration statement on Form SB-2 filed with the Commission on August 30, 1996, registration number 333-05040C.

(2) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB filing dated September 30, 1996.
(3) Incorporated by reference to the Company's Current Report on Form 8-K filing dated January 28, 1997
(4)  Incorporated by reference to the Company's Annual Report on Form
     10-KSB dated December 31, 1996.
(5)  Incorporated by reference to the Company's Quarterly Report on Form
     10-QSB dated September 30, 1997.
(6) Incorporated by reference to the Company's documents filed with Initial Public Offering.
(7) Incorporated by reference to the Company's Form S-8 Registration Statement filed on September 26, 1997.
(8) Incorporated by reference to the Company's Current Report on Form 8-K dated October 6, 1997.
(9)  Incorporated by reference to the Definitive Proxy Statement
     (Appendix A) filed on Schedule 14A on February 13, 1998.
(10) Incorporated by reference to the Definitive Proxy Statement (Appendix B) filed on Schedule 14A on February 13, 1998.
(11) Incorporated by reference to the Definitive Proxy Statement (Appendix C) filed on Schedule 14A on February 13, 1998.
(12) Incorporated by reference to the Company's Form S-1 filed on May 15, 1998.
(13) Incorporated by reference to the Company's Form 10-KSB filed on March 31, 1998.
(14) Incorporated by reference to the Company's Form 10-KSB filed on March 31, 1998, filed as amended on June 1, 1998
(15) Incorporated by reference to the Company's Form S-1 filed on November 6,
     1998

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

         /S/ Peter J. Kushar                            ---------------
         -------------------                                  Date
         Peter J. Kushar
         Chief Financial Officer

         /S/ Douglas H. Hanson                          --------------
         --------------------                                 Date
         Douglas H. Hanson
         Chairman, Chief Executive Officer,
         and President