Form 10-K
period 1998-12-31
ROCKY MOUNTAIN INTERNET INC
filed 1999-03-31
CIK 1003282

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                      OR
  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM TO

                       COMMISSION FILE NUMBER: 001-12063

                            ------------------------

                         ROCKY MOUNTAIN INTERNET, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             84-1322326
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

    999 18TH STREET, SUITE 2201, DENVER,                  80202
                  COLORADO                             (Zip Code)
  (Address of principal executive offices)

Registrant's telephone number, including area code:  303-672-0700

Securities registered pursuant to Section 12(b) of the Act:

            TITLE OF EACH CLASS                 NAME OF EXCHANGE ON WHICH
                   None.                               REGISTERED
                                                          None.

Securities registered pursuant to section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                       WARRANTS TO PURCHASE COMMON STOCK
         UNITS, CONSISTING OF ONE SHARE OF COMMON STOCK AND ONE WARRANT

                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 219.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant on March 23, 1998, based upon the closing price of the Common Stock on the Nasdaq National Market, was approximately $103,057,763.

    The number of outstanding shares of the registrant's Common Stock as of March 29, 1998, was approximately 9,962,154 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's preliminary proxy statement, which will be issued to stockholders in conjunction with the 1999 Annual Meeting of Stockholders, are incorporated by reference in Part III.

                CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, we direct your attention to Item 1. Business, Item 2. Properties, Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation, Item 7A. Quantitiative and Qualitative Disclosures About Market Risk, and Item 8. Financial Statements and Supplementary Data. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

    Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations, including the following:

    - we may lose subscribers or fail to grow our subscriber base;

    - we may not successfully integrate new subscribers or assets obtained through acquisitions;

    - we may fail to compete with existing and new competitors;

    - we may not be able to sustain our current growth;

    - we may not adequately respond to technological developments impacting the Internet;

    - we may fail to identify and correct a significant Year 2000 compliance problem and experience a major system failure;

    - we may fail to settle outstanding litigation; and

    - we may not be able to find needed financing.

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in this Annual Report on Form 10-K under the caption "Item
1. Business--Risk Factors," our other Securities and Exchange Commission filings and our press releases.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

PROFILE OF ROCKY MOUNTAIN INTERNET AND RECENT ACQUISITIONS

    We started our business in 1993 and began offering Internet access services in 1994. Over the past year, we have grown from a regional Internet service provider ("ISP") into a premier nationwide E-Business, Web Solutions, and communication services provider. We serve small- to medium sized business enterprises, as well as dial-up residential customers. We monitor and control our network through our Network Operations Center in Denver, Colorado. Through our nationwide network of owned and leased dial-up access sites, or "POPs" (points of presence), subscribers are able to access the Internet in 90 of the largest 100 metropolitan statistical areas in the United States via a local telephone call. Our current subscriber base has grown to more than 1,300 business customers and over 35,500 dial-up customers. In 1998, we also began to offer our customers access to value-added Web services, including:

    - Web site hosting, production, marketing and training;

    - a Web Portal constructed to provide multiple services, including an online search engine with a large reference database, an audio feed, a stock quote service, and additional content; and

    - several E-Commerce products and services.

    We have accomplished our growth, in part, through eight acquisitions since June of 1998. The following table summarizes our acquisitions.

     DATE OF
   ACQUISITION                 NAME OF ACQUIRED COMPANY                            NATURE OF BUSINESS
------------------  -----------------------------------------------  -----------------------------------------------
February 1999       Dave's World                                     Internet Access, Web Hosting and Design, and
                                                                     E-commerce

February 1999       Communication Network Services                   Long-Distance and Telemarketing

December 1998       DataXchange                                      Internet Backbone Network

November 1998       InternetNow                                      Internet Service Provider

November 1998       Unicom Communications                            Internet Access/Web Hosting

November 1998       Stonehenge Internet Communications               Internet Service Provider

July 1998           Application Methods                              Developer of Software and E-Commerce Products

June 1998           Infohiway                                        Portal with Online Search Engine

    Our executive offices are located at 999 Eighteenth Street, North Tower, Suite 2201, Denver, Colorado 80202 and our telephone number at that address is
(303) 672-0700. We also maintain an Internet site on the World Wide Web at WWW.RMI.NET. Information contained on our Web site is not, and should not be deemed to be, a part of this Annual Report on Form 10-K.

INDUSTRY BACKGROUND

    THE INTERNET SERVICES MARKET

    GROWTH OF THE INTERNET. The Internet has emerged as a significant global communications medium, enabling millions of people to communicate, publish and retrieve information and conduct business electronically. Regardless of the hardware and software used, Internet Protocol or "IP" enables Internet communication by providing a common inter-networking standard. Due to increased public awareness, lower prices for access devices, increased functionality and improving content, International Data Corporation estimates that the number of users accessing the World Wide Web will increase from approximately 97 million at the end of 1998 to approximately 320 million by the end of 2002. Total ISP revenues in the Untied States are projected to grow from $10.7 billion in 1998 to $37.4 billion in 2003.

    ROLE OF THE ISP. Internet access services are the means by which ISPs interconnect either businesses or individual consumers to the Internet's resources or to corporate intranets and extranets. Access services include dial-up access for individuals and small businesses and high-speed dedicated access designed primarily for mid-sized and larger organizations. In addition to Internet access services, an increasing number of Internet users are taking advantage of value-added services, such as Web hosting and Web page design. We believe that value-added services, such as those included in Rocky Mountain Internet's business service offerings, are among the fastest growing segments of the ISP marketplace. According to International Data Corporation, revenues attributable to value-added services are projected to increase in the United States at a compound annual growth rate of approximately 34%, from $3 billion in 1998, to $12.9 billion in 2003.

    The rapid development and growth of the Internet has resulted in a highly fragmented industry of over 5,000 national and local ISPs in the U.S. ISPs vary widely in geographic coverage, customer focus and levels of Internet access provided to subscribers. For example, access providers may concentrate on certain types of subscribers (such as businesses or individuals) that differ substantially in the type of service and support required by the relevant customer constituency. Often, large national ISPs do not offer individual customers the level of support desired and many smaller regional ISPs do not have the resources necessary to offer adequate customer support. Rocky Mountain Internet intends to fill this void. Because user-friendly software and responsive customer service and technical support are the foundation of our business, we believe that Rocky Mountain Internet is poised to capitalize on the growth in the Internet access and Internet services segments of the telecommunications market.

    INTERNET USERS AND THEIR GROWING NEEDS. Rocky Mountain Internet focuses on the residential and small- to medium-sized business segments of the Internet marketplace. We believe that the demand for Internet service in our target subscriber markets will grow substantially from current levels. In addition to demographic and economic trends driving the growth of the Internet market, the individual and small- to medium-sized business markets are expanding as a function of falling access costs, lower prices for access devices, more simplified operational procedures and improved content.

    Users currently accessing the Internet do so primarily by means of dial-up services. Access to the Internet using dial-up services requires the user to have access to a local telephone line, the use of a modem and an ISP account, such as a Rocky Mountain Internet account. However, new ways of connecting to the Internet are becoming more common, particularly those that take advantage of higher speed and broader bandwidth capacity. In addition, the Web hosting market represents a rapidly growing area of the Internet marketplace. Web hosting enables individuals and businesses to increase their presence on the World Wide Web by creating a Web site, which is "hosted" by companies like Rocky Mountain Internet, without the responsibility or expense associated with maintaining a Web server or high-speed Internet connection. We believe that services relating to e-commerce, which is the means by which businesses offer and sell their services and products over the Internet, will be an important outgrowth of Web hosting services.

    Rocky Mountain Internet believes that the small- and medium-sized business markets represent a significant opportunity for continued growth. International Data Corporation predicts that U.S. corporate Internet access revenues will grow from approximately $1.9 billion in 1996 to over $6.6 billion in 2000. In addition, International Data Corporation predicts that enhanced Internet services, such as Web hosting, security, e-commerce, virtual private networks and advanced Internet applications are expected to grow from approximately $352 million in 1997 to over $7 billion in 2000.

    TELECOMMUNICATIONS INDUSTRY

    Since the passage of the Telecommunications Act of 1996, the market for long-distance and local telephone services has become much more competitive. Driven by both competitive pressures and the convergence of voice and data networks, major long distance providers have sought to enhance their competitive positions and gain access to local and cable markets. This trend is evidenced by AT&T's acquisitions of Teleport Communications Group and TCI and WorldCom's mergers with MFS, Brooks Fiber Properties, and MCI.

    We intend to provide traditional long distance and local telephone service, as well as other communications services, in order to position ourselves as a single source supplier for all the communication needs of the customer. On April 22, 1998, the Public Utilities Commission of Colorado granted the request of Rocky Mountain Broadband, Inc., our wholly owned subsidiary, to become a competitive local exchange carrier or "CLEC." Rocky Mountain Broadband has since received approval to become a CLEC from California and West Virginia. Our intention to provide IP Telephony services and CLEC services will place us directly in competition with other providers (either resellers or facilities-based carriers) that provide the same services. This will place us directly in competition with inter-exchange carriers ("IXCs"), which provide long distance access, and other long distance resellers and providers, including large carriers such as AT&T, MCI WorldCom and Sprint. Moreover, there are likely to be new entrants to the long distance market, such as the regional Bell operating companies. Most of our competitors are significantly larger and have substantially greater market presence as well as substantially greater financial, technical, operational, marketing and other resources and experience than we do.

ROCKY MOUNTAIN INTERNET'S STRATEGY

    Our mission is to become a premier nationwide E-Business and communications services provider, distinguished by a state-of-the-art network and high quality customer service and support. Key elements to our business strategy include the following.

    PROVIDE A BROAD ARRAY OF WEB SOLUTIONS AND COMMUNICATIONS SERVICES TO OUR CUSTOMERS. We have built a portfolio of products, services and skill sets to develop and deliver comprehensive internet communications solutions to both business and residential customers. These products and services are organized under two divisions: Communication Services and Web Solutions. Base on our belief that a growing number of businesses and consumers will demand that one company provide all of their communications needs, we plan to continue to add products and services to our portfolio. We refer to our strategy as a "ONE POINT-OF-CONTACT" service delivery model. We believe that our model ensures:

    - high-performance, cost-effective network planning, design and implementation;

    - maintenance of a single point of responsibility; and

    - ongoing customer relationships as a technology partner for communications applications.

    PROVIDE SUPERIOR CUSTOMER SERVICE AND TECHNICAL SUPPORT. Our customer service philosophy is to understand the customer's needs so well that we may deliver a very high level of value-added services and after-sales support. We believe that highly differentiated customer service and technical support is a key competitive asset in the communications industry, and the ISP sector in particular. Because the Internet is an evolving and complex medium, customers require significant technical support. Consequently, we have developed a comprehensive strategy to attain maximum customer satisfaction. This strategy consists of the following elements:

    - maintaining a sufficient number of qualified service and technical support personnel through proactive recruitment, retention and training programs;

    - utilizing our extranet to provide real-time, interactive customer service;

    - developing an on-line billing system enabling customer-controlled account customization and analysis; and

    - improving our service delivery standards and guarantees.

    We continually monitor our customer service strategy through customer satisfaction surveys, which are monitored by a third-party consulting firm. Over 75 employees, consisting of engineers, technicians, project managers, account managers and customer service representatives, are responsible for supporting our customers. We believe that our high quality customer service has led to low turnover rates and significant growth from customer referrals.

    MAXIMIZE NETWORK UTILIZATION. Through our network and agreements with third-party providers, we provide Internet access in 90 of the 100 largest metropolitan statistical areas in the United States. We plan to continue to selectively add POPs where we can add value for the customers. Historically, the ISP industry has been divided between ISPs focused on business customers and ISPs focused on residential dial-up customers. Our business strategy is to maximize network utilization 24 hours a day by targeting both daytime business users and evening-intensive residential users. In addition, we operate a national fully meshed Internet backbone, linking eight U.S. cities--Atlanta, Chicago, Dallas, Los Angeles, McLean (Virginia), New York, San Francisco, and Washington, D.C.

    SELECTIVELY TARGET KEY CITIES TO EXPAND NATIONWIDE. We plan to expand our sales efforts nationally by targeting areas where there are favorable demographics and a large concentration of businesses. Initially, we plan to emphasize markets where we have existing facilities and to actively pursue both business and residential customers. In markets where we are using third-party provider networks, we will initially target dial-up customers through advertising, promotions, public relations, telemarketing and customer referrals. Once we attain critical mass in these locations, we plan to establish our own POPs and to target business and residential customers with our broad array of communications products and services.

    TAKE ADVANTAGE OF SIGNIFICANT CONSOLIDATION AND ACQUISITION
OPPORTUNITIES. We believe that the Internet industry is undergoing structural changes with an increasing use of the Internet for mission-critical applications. These changes create demand for high quality network operations, customer service and technical support. We also believe that there is a market opportunity to consolidate ISPs, Internet-based service companies and Internet technologies. To exploit this opportunity, we recently acquired the following companies:

    - Infohiway, Inc.--a portal and search engine developer that provides on-line advertising opportunities for our customers.

    - Application Methods, Incorporated--a developer of software and e-commerce products (e-commerce solution and e-SELL) that provide our business customers with browser-based software to conduct business over the Internet.

    - Internet Now--a regional ISP serving customers in Arizona, California and Nevada.

    - Unicom Communications, Inc--a local ISP serving customers in Kansas.

    - Stonehenge Business Systems, Inc.--a local ISP serving customers in Colorado.

    - DataXchange Network, Inc.--a nationwide Internet backbone, rated by Boardwatch Magazine as the 11th largest overall among the 36 national backbones.

We believe these acquisitions enhance our position as a full service provider of communications solutions. We will continue to evaluate opportunities to acquire companies that we believe will enhance our product and service offerings. In addition, we intend to coordinate our national growth effort by acquiring additional local ISPs in strategic locations to maximize economies of scale.

ROCKY MOUNTAIN INTERNET'S DIVISIONS AND SERVICES.

    OVERVIEW. The following chart summarizes the services we offer through our two divisions: Communication Services and Web Solutions.

         DIVISION                             SERVICES                                  DESCRIPTION
---------------------------  ------------------------------------------  ------------------------------------------
Communication Services       Internet Access                             Fractional T-1, T-2 or greater Internet
                             Dedicated Access                            access provided to a customer's office
                             Dial-Up Service                             Nationwide Internet access for consumer
                                                                         and small business customers using modems
                                                                         to dial into RMI's network
                             Co-Location                                 T-1 or greater Internet access provided to
                                                                         customer's server located at RMI's POP
                             Wireless Access                             Evolving technology allowing up to 750
                                                                         kbps wireless Internet access currently
                                                                         available in the Denver metro area
                             Telephony Services                          Long distance calling using IP Telephony
                             E-Phone                                     technology
                             Long Distance                               Traditional long distance services
                             Local (CLEC)                                Traditional local exchange telephone
                                                                         service on a resale or facilities-owned
                                                                         basis throughout Colorado
                             Dedicated Line Service                      Dedicated and frame relay networks to
                                                                         carry voice and data for business
                                                                         customers
Web Solutions Division       Web Site Production                         Design, development and implementation of
                                                                         customer Web sites
                             Web Site Hosting                            A customer's Web site is "hosted" on RMI's
                                                                         servers and connected to the Internet via
                                                                         a high-speed connection
                             Infohiway                                   Portal constructed to provide multiple
                                                                         services, including a search engine with
                                                                         large database of reference information,
                                                                         an audio feed, a stock quote service, and
                                                                         additional content
                             Electronic Commerce or E-Sell               Turnkey solution for setting up an
                                                                         Internet store
                             Web Site Marketing                          Design and development of advertising and
                                                                         marketing strategies which result in
                                                                         increased traffic and viewing of customer
                                                                         Web sites
                             Traffic Builder Plus                        Unique Web site marketing program whereby
                                                                         customer Web sites are marketed
                                                                         exclusively to Internet users
                             Web Training                                Various levels of Internet training for
                                                                         customers, including basic access training

OUR COMMUNICATION SERVICES DIVISION

    INTERNET ACCESS

    We provide Internet services through our 11 Internet POPs in the state of Colorado and, through agreements with third party providers, in 90 of the 100 largest metropolitan statistical areas in the United States.

    DEDICATED ACCESS SERVICE. Dedicated access services are provided primarily to commercial customers. They include a wide range of connectivity options tailored to the needs of the customer. These services include a private port or dedicated modem, ISDN connections, 56 kbps frame relay connections, T-1 (1.54
Mbps) connections, and T-3 (45 Mbps) or fractional T-3 connections. This type of connectivity ensures a dedicated connection and is generally used to connect local area networks, wide area networks or server applications to the Internet. A dedicated connection requires a dedicated telecommunications facility, ranging from an analog phone line, ISDN, frame relays, leased line T-1 or leased line T-3 and a router, and a device to convert digital signal to serial interface, usually referred to as a CSU/DSU. Dedicated services range in price from $199 per month to over $15,000 per month depending on the connection type. Installation fees generally range from $300 to $5,000.

    DIAL-UP SERVICE. We offer nationwide dial-up service for unlimited usage, which is available for $19.95 per month plus a one-time $15 set-up fee. This offering includes high-speed modem access using v.90 technology and a high quality connection due to the redundancy that has been built into the network. Through an arrangement with PSINet, we provide dial-up access to customers in over 230 locations nationwide.

    CO-LOCATION. As more people use the Internet to shop for products and services, the demands on shared server resources are increasing. We offer businesses an alternative to shared server resources by co-locating their servers in our data center. This is much more cost-effective because the customer can capitalize on our centralized Internet resources. For example, we believe that a Web developer who co-locates a server with us can save up to 40% to 60% of the monthly cost of maintaining that server in-house.

    WIRELESS SERVICE. We have recently signed an agreement with American Telecasting, Inc., to offer high-speed megabit Internet access technology to 80% of the homes and businesses in the Denver metro area. The service provides download speeds of about 750 kbps, and includes a microwave receiver, an external modem, a cable modem and an Ethernet card. Costs include an installation fee and an approximate $50 per month service charge. We intend to enter into similar agreements with other providers as we expand our geographic presence.

    INTERNET BACKBONE ACCESS. With our acquisition of the assets of DataXchange Network, Inc. in December 1998, we now operate a national Internet backbone, linking 8 U.S. cities. Each city is linked directly to each of the others. Our backbone utilizes fully redundant hub and spoke architecture.

TELEPHONY SERVICES

    IP TELEPHONY OR E-PHONE. IP Telephony is new technology that enables long distance calling using Internet technology. We are now able to deliver "toll quality" long distance calls that originate in Colorado to anywhere in the contiguous United States using IP Telephony. IP Telephony service is priced at $.07 per minute to anywhere in the contiguous United States, 24 hours per day.

    TRADITIONAL LONG DISTANCE SERVICE. We recently entered an agreement with Frontier Communications of the West, Inc. which will permit us to offer a full line of traditional long distance services. We currently offer the following services:

    - 1+ long distance dialing;

    - dedicated long distance;

    - 1-800 service;

    - calling cards; and

    - conference calling.

    LOCAL PHONE SERVICES (CLEC). We have been certified as a competitive local exchange carrier or CLEC in the states of Colorado, California and West Virginia.

    DEDICATED LINE SERVICES. We operate extensive dedicated and frame relay networks to carry voice and data traffic across the country and across town for our business customers.

OUR WEB SOLUTIONS DIVISION

    WEB SITE PRODUCTION

    Web site production encompasses the design, development and implementation of customer Web sites. These sites may be public domain sites or private sites, which are sometimes referred to as extranets or intranets. The functionality of these sites will continue to evolve and require a great deal of graphic design talent as well as high end programming skills.

    WEB SITE HOSTING

    Web site hosting provides ongoing revenue from customers for whom we host a Web site on Web servers located in our data center. All access made to these Web sites by the customer and the Internet community as a whole is processed on our servers. The advantage to customers is high-speed access to sites by their targeted audiences. Prices for Web site hosting generally consist of $99 per month for virtual hosting service and $49 per month for static hosting services. There is also a one-time set-up fee of approximately $99 for virtual hosting and $49 for static hosting.

    INFOHIWAY/PORTAL. This is a Web Portal constructed to provide multiple services, including:

    - a search engine that contains a large and rapidly growing database of reference information on the World Wide Web;

    - an audio feed;

    - a stock quote service; and

    - additional content.

The search engine also contains certain features, including:

    - PREVIEW buttons--which permit users to see a site's content without waiting for a full download of all the site's graphics;

    - FUZZY LINKS--which provide visitors with a handy way to search for related but perhaps not specifically targeted information; and

    - SITE MAPPING--which provides a simple and visual way to see a site's structure.

Finally, the Infohiway Portal also contains the ability to host numerous banner advertisements, which we may sell to our customers as part of a Web marketing package.

    ELECTRONIC COMMERCE OR E-SELL

    We provide turnkey software package solutions for e-commerce. Small- to medium-sized businesses can sell their products and services over the Internet, thereby reaching customers that are not geographically accessible. Rather than simply offering a Web site, our e-commerce customers can act as a true Internet store, providing:

    - a dynamic, interactive shopping experience for the customer;

    - secure credit card transactions;

    - "behind the scenes" functionality, such as inventory management and custom reporting; and

    - fast, efficient and low-cost implementation of a true, database-driven Internet store.

Competing packages require the involvement of technical experts, consultants or developers to set up and configure a store. Because of these additional "soft costs," implementation costs usually reach several times the basic cost of the package and implementation time can be weeks or months. By contrast, an e-SELL store can be up and running in hours. Furthermore, e-SELL is scalable and expandable as a business grows, because it is based on an open architecture--Microsoft Windows NT and BackOffice. While competing packages often utilize proprietary programming languages or tools (and many started out as Macintosh or Unix products), e-SELL is an extension to the industry-standard BackOffice platform, enabling easy customization. In addition, any industry-standard database can be connected, furthering the ease of integration with merchants' existing information systems.

    WEB SITE MARKETING

    Our sales and marketing department has developed an advertising program that is designed to increase traffic and viewing of customer Web sites. We believe that our Web site marketing program will blend well with our other Web solution products.

    TRAFFIC BUILDER PLUS.

    This is an Internet marketing program whereby customer Web sites are marketed exclusively to Internet users. This service includes sophisticated search engine submission and management techniques, cross-linking related Web sites, posting to relevant news groups and customizing banner ad campaigns. The pricing for this service varies dramatically based on a customer's budget and desired results.

    WEB TRAINING

    We also provide a training program available for all our customers. Customers can schedule their employees for various levels of Internet training, ranging from basic access training to HTML programming. We have a state-of-the-art training center in our office headquarters with multiple workstations for interested customers. Customized, one-on-one training is also available, either at our headquarters or at the customer's site.

OUR SALES AND MARKETING DEPARTMENT

    DEDICATED COMMUNICATIONS SERVICE CUSTOMERS. Our primary commercial target market is small- to medium-sized businesses with 25-5,000 work-stations, multiple office locations, a dependence on communications technology and with headquarters located in tier one or tier two cities ranked in the top thirty high-tech BPI index. Our secondary target markets will be small- and medium-sized businesses located in smaller cities that are close to our headquarters or in the top thirty high-tech BPI index.

    Our ability to deliver an array of Internet solutions, coupled with excellent technical knowledge and high quality service, is our key selling point to commercial customers. We design, implement and maintain a complete enterprise network solution encompassing integrated voice, data, video and Internet services that address all facets of internal and external communications for a business. A number of providers promote themselves as "one-stop shops" or "turnkey providers" of these services, but few have the ability to deliver, manage and support all services "in-house." We believe that our ability to package, price, brand and efficiently deliver our comprehensive set of products and services will allow us to grow as we focus our sales and marketing efforts on small- to medium-sized businesses.

    Our commercial business sales and marketing efforts emphasize the direct sales by our field sales representatives. Although each representative has a specific product or service focus, each is assigned to an account team headed up by an account manager. We believe that this account team approach allows us to cross-sell, package, and blend all of our products and services to meet the needs of our customers. Our sales teams intend to use strategic direct mail campaigns, public relations efforts and targeted industry advertising. Each marketing activity is designed to generate company and brand recognition, provide product/service information and stimulate referral business from commercial businesses and residential customers.

    We provided dedicated access and Web services to over 1,300 business customers as of December 31, 1998.

    DIAL-UP INTERNET ACCESS. Our dial-up customer base consists mainly of residential consumers and small businesses. We believe that our competitive advantage of packaging, pricing, branding and promoting our wide range of communications services will also serve as a competitive advantage in the residential consumer market, particularly as we extend our sales and marketing efforts across the nation. We engage in targeted marketing and distribution efforts in markets where there is an opportunity for substantial market penetration. We believe that high geographic concentrations of subscribers improve network economics and reduce subscriber acquisition costs, thereby resulting in higher margins.

    Through the use of demographic market research data, we are targeting our marketing and sales efforts towards new and current Internet households and small businesses nationwide. Because we have experienced a significant amount of dial-up sales through word-of-mouth advertising, we operate an in-bound calling center and an out-bound telemarketing sales unit. Our marketing efforts have been geared toward generating positive referrals and stimulating subscriber growth and retention by providing exceptionally high-quality service to our existing subscribers.

    We plan to increase our print publication, radio, television and direct mail advertising in targeted major metropolitan areas throughout the United States in order to achieve greater density to our subscriber base. In particular, our sales efforts will focus on our "outbound/inbound" telemarketing unit. We plan to build an extensive vendor network capable of distributing all of our communication services to the public through co-branding programs, affinity marketing agreements and cause-related marketing initiatives. We also plan to utilize extensive, event marketing opportunities, in-market retail promotions and a nationwide public relations effort. As of March 1, 1999, we had 16 sales representatives targeting residential dial-up customers.

OUR BILLING AND MANAGEMENT INFORMATION SYSTEMS DEPARTMENT

    We are currently installing an online bill presentment and payment package, which will allow customers to receive their invoices and make payments online. We are moving form a Microsoft SQL Server to Oracle for database management. Currently, our administrative office functions are standardized on Microsoft Office products operating on Microsoft NT Server Networks. Finance and accounting utilize Great Plains accounting software products for general ledger, payables processing, and receivables collection and management.

    One goal of implementing automated systems is to move customer support functions to a Web interface which would allow customers to change service types, review invoicing details, troubleshoot through online information and communicate with our technical support staff. These systems are expected to provide enhanced customer support and reduce the cost of the technical support function on a per customer basis. Enhanced billing systems are expected to permit us to offer promotions and marketing programs to attract new customers. The new billing systems are expected to provide greater flexibility in offering discounts for selecting a wide range of the product offerings.

COMPETITION

    COMPETITIVE FACTORS

    The markets in which we operate and intend to operate are extremely competitive and can be significantly influenced by marketing and pricing decisions of competitors that have substantially greater resources. We believe that competition will intensify in the future. Our ability to compete successfully depends on a number of factors including:

    - our market presence and geographic coverage;

    - our reputation for reliability, service and effective customer support;

    - the capacity, reliability and security of our network infrastructure;

    - our packaging and pricing of products and services compared to our competitors;

    - the timing of new product and service roll-outs; and

    - our ability to react to changes in the market and industry and economic trends.

    INTERNET ACCESS AND WEB HOSTING

    The markets for Internet access and Web hosting services are extremely competitive and highly fragmented. There are no substantial barriers to entry, and we expect competition to continue to intensify. Our current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, operational, marketing and other resources than we do. In addition, every local market that we have entered or intend to enter is served by multiple local ISPs. Increased competition could cause us to increase our selling and marketing expenses could also cause us to lose customers. We may not be able to offset increased costs with an increase in the number of our customers or to increase revenues from enhanced services. Any of these developments could adversely affect our business, financial condition and results of operations.

    We currently compete or expect to compete with the following types of companies in the Internet services and Web hosting markets:

    - established online services, such as America Online, the Microsoft Network, CompuServe and Prodigy;

    - local, regional and national Internet service providers, such as MindSpring, Earthlink, Network, Inc., Internet America, PSINet and Verio, Inc.;

    - national telecommunications companies, such as AT&T Corp. (with AT&T WorldNet), MCI WorldCom, Inc., Sprint (SprintNet) and GTE and Qwest Communications International, Inc.;

    - local telephone and regional Bell operating companies, such as BellSouth and SBC Communications;

    - computer hardware and software companies, such as International Business Machines and Microsoft Corporation;

    - national and regional companies that focus primarily on providing Web hosting services;

    - cable television operators and online cable services, such as Comcast Corporation, TCI, Time Warner, At Home and Roadrunner; and

    - nonprofit or educational ISPs.

Our competition is likely to increase. We believe this will probably happen as large diversified telecommunications and media companies acquire Internet service providers and as Internet service providers consolidate into larger, more competitive companies. Diversified competitors may bundle other services and products with Internet connectivity services, potentially placing us at a significant competitive disadvantage. In addition, competitors may charge less than we do for Internet services, causing us to reduce or preventing us from raising our fees. As a result, our business may suffer.

    BROADBAND TECHNOLOGIES.

    We also face competition from companies that provide broadband connections to consumers' homes, including local and long-distance telephone companies, cable television companies, electric utility companies, and wireless communications companies. These companies may include Internet access or Web hosting using broadband technologies in their basic bundle of services or may offer Internet access or Web hosting services for a nominal additional charge. Broadband technologies enable consumers to transmit and receive print, video, voice and data in a digital form at significantly faster speeds than existing dial-up modems. For example, modems offered by cable television companies can transmit information at speeds of up to 10 megabits per second, as opposed to our v.90 (enhanced speed modem) service, which can transmit information at speeds of up to only 56 kilobits per second. In addition, TCI has recently announced it had reached separate agreements with Sun Microsystems, Inc. and Microsoft to produce the software necessary to permit access to the Internet through television set-top boxes beginning later this year.

    The companies that own these broadband networks could prevent us from delivering Internet access through the wire and cable connections that they own. Cable television companies are not currently required to allow ISPs to access their broadband facilities and the availability and terms of ISP access to broadband local telephone company networks are under regulatory review. Our ability to compete with telephone and cable television companies that are able to support broadband transmissions, and to provide better Internet services and products, may depend on future regulation to guarantee open access to the broadband networks. However, in January 1999, the Federal Communications Commission ("FCC"), declined to take any action to mandate or otherwise regulate access by ISPs to broadband cable facilities at this time. It is unclear whether and to what extent local and state regulatory agencies will take any initiatives to implement this type of regulations, and whether they will be successful in establishing their authority to do so. Similarly, the FCC is considering proposals that could limit the right of ISPs to connect with their customers over broadband local telephone lines. In addition to competing directly in the ISP market, both cable and television facilities operators are also aligning themselves with certain ISPs who would receive preferential or exclusive use of broadband local connections to end users. If high-speed, broadband facilities increasingly become the preferred mode by which customers access the Internet and we are unable to gain access to these facilities on reasonable terms, our business, financial condition and results of operations could be materially adversely affected.

    NO INTERNATIONAL OPERATIONS.

    We do not currently compete internationally. If the ability to provide Internet access internationally becomes a competitive advantage in the Internet access industry, we may be at a competitive disadvantage relative to our competitors.

EMPLOYEES

    As of March 1, 1999, Rocky Mountain Internet had approximately 235 employees, of which approximately 95 were added in acquisitions since June of 1998. None of Rocky Mountain Internet's current employees is represented by a labor organization, and we consider our relations with our employees to be good.

PROPRIETARY RIGHTS

    GENERAL. Although we believe that our success is more a function of our technical expertise and customer service than our proprietary rights, Rocky Mountain Internet's success and ability to compete depends in part upon our technology. We rely on a combination of copyright, trademark and trade secret laws, and contractual restrictions to establish and protect our technology. It is our policy to require employees and consultants and, when possible, suppliers to execute confidentiality agreements upon the commencement of their relationships with Rocky Mountain Internet. These agreements provide that confidential information developed or made known during the course of a relationship with Rocky Mountain Internet must be kept confidential and not disclosed to third parties except in specific circumstances. We cannot provide any assurances that the steps we have taken will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

    LICENSES. We have obtained authorization to use the products of each manufacturer of software that we bundle in Rocky Mountain Internet's front-end software product for Windows and Macintosh subscribers. The particular applications included in the Rocky Mountain Internet starter-kit have, in some cases, been licensed. Rocky Mountain Internet currently intends to maintain or negotiate renewals of, as the case may be, all existing software licenses and authorizations as necessary. Rocky Mountain Internet may also want or need to license other applications in the future. License fees charged to Rocky Mountain Internet upon enrollment of additional subscribers are included in the cost of subscriber start-up fees. Other applications included in the Rocky Mountain Internet starter kit are shareware that Rocky Mountain Internet has obtained permission to distribute or that are from the public domain and are freely issuable. Rocky Mountain Internet developed the front-end software programs in Rocky Mountain Internet's starter kit for Windows 3.1, Windows 95, and Macintosh. We have acquired some software, trademarks and other proprietary technology that we may continue to use for acquired subscribers.

REGULATION

    GENERAL REGULATORY ENVIRONMENT

    The telecommunications businesses in which we operate or intend to operate, namely, providing traditional long distance service, providing long distance service by means of IP Telephony and activities as a CLEC, are subject to extensive federal and state regulation. In particular, these services are subject to the provisions of the Communications Act of 1934, as amended, including amendments effected by the 1996 Telecommunications Act and the FCC regulations thereunder, as well as the applicable laws and regulations of the various states, including regulation by public utility commissions and other state agencies. Federal laws and FCC regulations apply to the facilities of and services offered by, telecommunications common carriers including regulating the prices charged, to the extent that those facilities are used to provide, originate, or terminate interstate communications. State regulatory authorities retain jurisdiction over telecommunications both originating and terminating within the state. The regulation of the telecommunications industry is changing rapidly and the regulatory environment varies substantially from state to state. Moreover, as deregulation at the federal level occurs, some states are reassessing the level and scope of regulation that may be applicable to us. All of our operations are also subject to a variety of environmental, safety, health and other governmental regulations. We cannot assure that future regulatory, judicial, or legislative activities will not have a adversely affect us, or that regulators, competitors, or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

    The 1996 Telecommunications Act effected plenary changes in regulation at both the federal and state levels that affect virtually every segment of the communications industry. The stated purpose of the 1996 Telecommunications Act is to promote competition in all areas of communications and to reduce unnecessary regulation to the greatest extent possible. While it will take years for the industry to feel the full impact of the 1996 Telecommunications Act, it is already clear the legislation provides us with both opportunities and challenges. The 1996 Telecommunications Act, among other things, allows the regional Bell operating companies to enter the long distance business and enables other entities, including entities affiliated with power utilities and ventures between local exchange companies and cable television companies, to provide an expanded range of telecommunications services. Entry of such companies into the long distance business would result in substantial competition to our intended telecommunications services (i.e., traditional long distance, IP Telephony and local exchange carrier services) and may have a material adverse effect on our business, financial condition and results of operations and cash flow.

    Under the 1996 Telecommunications Act, the regional Bell operating companies may immediately provide long distance service outside those states in which they provide local exchange service ("out-of-region" service) and long distance service within the regions in which they provide local exchange service ("in-region" service) upon meeting certain conditions. The 1996 Telecommunications Act does, however, impose certain restrictions on, among others, the regional Bell operating companies in connection with their provision of long distance services. Out-of-region services by regional Bell operating companies are subject to receipt of any necessary state and/or federal regulatory approvals that are otherwise applicable to the provision of intrastate and/or interstate long distance service. In-region services by regional Bell operating companies are subject to specific FCC approval and satisfaction of other conditions, including a checklist of pro-competitive requirements. The regional Bell operating companies may provide in-region long distance services only through separate subsidiaries with separate books and records, financing, management and employees and all affiliate transactions must be conducted on an arm's length and nondiscriminatory basis. The regional Bell operating companies are also prohibited from jointly marketing local and long distance services, equipment and certain information services unless competitors are permitted to offer similar packages of local and long distance services in their market. Further, the regional Bell operating companies must obtain in-region long distance authority before jointly marketing local and long distance services in a particular state. Additionally, AT&T and other major carriers serving more than 5% of prescribed long distance access lines in the United States are also restricted from packaging other long distance services and local services provided over regional Bell operating company facilities.

FEDERAL REGULATION

    The FCC has established different levels of regulation for dominant and non-dominant carriers. Of domestic common carrier service providers, only GTE, the regional Bell operating companies and other incumbent local exchange companies ("ILECs") are classified as dominant carriers and all other providers of domestic common carrier services, including Rocky Mountain Internet, are classified as non-dominant carriers. The 1996 Telecommunications Act provides the FCC with the authority to forebear from imposing any regulations it deems unnecessary, including requiring non-dominant carriers to file tariffs. On November 1, 1996, in its first major exercise of regulatory forbearance authority granted by the 1996 Telecommunications Act, the FCC issued an order detariffing domestic inter-exchange services. The order required mandatory detariffing and gave carriers nine months to withdraw federal tariffs and move to contractual relationships with their customers. A federal appeals court subsequently stayed this order.

    On April 18, 1997, the FCC ordered that the regional Bell operating companies and incumbent ILECs offering domestic interstate inter-LATA (local access and transport areas) services, in-region or out-of-region, be regulated as non-dominant carriers. However, such services offered in-region must be offered in compliance with the structural separation requirements mentioned above. AT&T was classified as a dominant carrier, but AT&T successfully petitioned the FCC for non-dominant status in the domestic interstate inter-exchange market in October 1995 and in the international market in May 1996. Therefore, certain pricing restrictions that once applied to AT&T have been eliminated. A number of parties have, however, sought the FCC's reconsideration of AT&T's status. We are unable to predict the outcome of these proceedings on its operations.

    On May 8, 1997, the FCC released an order intended to reform its system of interstate access charges to make that regime compatible with the pro-competitive deregulatory framework of the 1996 Telecommunications Act. Access service is the use of local exchange facilities for the origination and termination of interchange communications. The FCC's historic access charge rules were formulated largely in anticipation of the 1984 divestiture of AT&T and the emergence of long distance competition and were designated to replace piecemeal arrangements for compensating local exchange companies for use of their networks for access, to ensure that all long distance companies would be able to originate and terminate long distance traffic at just, reasonable and non-discriminatory rates and to ensure that access charge revenues would be sufficient to provide certain levels of subsidy to local exchange service. While there has been pressure on the FCC historically to revisit its access pricing rules, the 1996 Telecommunications Act has made access reform timely. The FCC's recent access reform order adopts various changes to its rules and policies governing interstate access service pricing designed to move access charges, over time, to more economically efficient levels and rate structures. Among other things, the FCC modified rate structures for certain non-traffic sensitive access rate elements, moving some costs from a per-minute-of-use basis to flat-rate recovery, including one new flat rate element; changed its structure for interstate transport services; and affirmed that ISPs may not be assessed interstate access charges. In response to claims that existing access charge levels are excessive, the FCC stated that it would rely on market forces first to drive prices for interstate access to levels that would be achieved through competition but that a "prescriptive" approach, specifying the nature and timing of changes to existing access rate levels, might be adopted in the absence of competition. The FCC intends to address these and other related matters in subsequent proceedings.

    Though we believe that access reform through lowering and/or eliminating excessive access service charges will have a positive effect on its service offerings and operations, it cannot predict how or when such benefits may present themselves, or the outcome of any possible judicial appeal or petition for FCC reconsideration.

    The FCC also released a companion order on universal service reform on May 8, 1997. The universal availability of basic telecommunications service at affordable prices has been a fundamental element of U.S. telecommunications policy since enactment of the Communications Act of 1934. The current system of universal service is based on the indirect subsidization of local exchange carrier pricing, funded as part of a system of direct charges on some local exchange carrier customers, including IXCs and above-cost charges for certain local exchange carrier services such as local business rates and access charges. In accordance with the 1996 Telecommunications Act, the FCC adopted plans to implement the recommendations of a Federal-State Joint Board to preserve universal service, including a definition of services to be supported and defining carriers eligible for contributing to and receiving from universal service subsidies. The FCC ruled, among other things, that: contributions to universal service funding be based on all IXCs' gross revenues from both interstate and international telecommunications services; only common carriers providing a full complement of defined local services be eligible for support; and up to $2.25 billion in new annual subsidies for discounted telecommunications services used by schools, libraries and rural health care providers be funded by an assessment on total interstate and intrastate revenues of all IXCs. The FCC stated that it intends to study the mechanism for continued support of universal service in high cost areas in a subsequent proceeding. We are unable to predict the outcome of these proceedings or of any judicial appeal or petition for FCC reconsideration on its operations.

    On April 10, 1998, the FCC submitted a report to Congress in which it stated that telephone-to-telephone IP Telephony bears the characteristics of "telecommunications services" and that the providers of those services may be "telecommunications carriers," as those terms are defined in the 1996 Telecommunications Act. The FCC deferred a more definitive resolution of this issue until a more "fully-developed" record is available. However, the April 10, 1998 report states that, to the extent the FCC concludes that certain forms of telephone-to-telephone IP Telephony service are "telecommunications services," and to the extent the providers of those services obtain the same circuit-switched access as obtained by other IXCs and therefore impose the same burdens on the local exchange as do other IXCs, the FCC "may find it reasonable that they" become subject to the same regulations, including the requirement to pay access fees to local exchange carriers and to contribute to universal service subsidies.

STATE REGULATION

    Companies conducting intrastate long distance telecommunications operations are subject to various state laws and regulations including, in many jurisdictions, certification and tariff filing requirements. Generally, these providers must obtain and maintain certificates of authority from regulatory bodies in most states in which it offers intrastate services. In April 1998, Rocky Mountain Broadband, Inc., our wholly subsidiary, obtained a certificate of authority from the Colorado Public Utility Commission to provide local exchange services as a CLEC. We also are certified as a CLEC in California and West Virginia. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations.

    Those states that permit the offering of intrastate/intra-LATA service by IXCs generally require that end users desiring to use such services dial special access codes. This may put us at a competitive disadvantage compared with local exchange carriers whose customers can make intrastate/intra-LATA calls simply by dialing 1 plus the desired number. If a long distance carrier's customer attempts to make an intra-LATA call by simply dialing 1 plus the desired number, the call will be routed to and completed by the local exchange carrier. Regulatory agencies in a number of states have issued decisions that would permit IXCs to provide intra-LATA calling on a 1 + basis. Further, the 1996 Telecommunications Act requires in most cases that the regional Bell operating companies provide such dialing parity coincident to their providing in-region inter-LATA services. We expect to benefit from the ability to offer 1 + intra-LATA services in states that allow this type of dialing parity.

RISK FACTORS

    You should carefully consider the risks described below.

    WE HAVE A SHORT OPERATING HISTORY, HAVE INCURRED NET LOSSES SINCE OUR
     INCEPTION AND EXPECT FUTURE LOSSES

    We started our business in 1993 and began offering Internet access services in 1994. We have incurred operating losses in every year of our existence. We incurred net losses of $2.3 million for the year ended December 31, 1996, $4.2 million for the year ended December 31, 1997 and $10.7 million for year ended December 31, 1998. As of December 31, 1998, we have an accumulated deficit of $17.4 million. We may never be profitable.

    In 1998, a proposed merger transaction with Internet Communications Corporation and related financing transactions was terminated. As a result, we recorded costs, expenses and related fees of approximately $6.1 million. Of this amount, approximately $4.2 million relates to warrants that we issued. Although we are attempting to agree on a schedule for the payment of these expenses that is satisfactory to all parties, we cannot assure that we will be able to reach an agreement with all parties. If we are unsuccessful, we do not currently have the ability to pay all of these expenses.

    IF WE ARE UNABLE TO RAISE FUNDS TO FINANCE OUR GROWTH, YOUR INVESTMENT COULD
     BE ADVERSELY AFFECTED

    We intend to expand or open new access sites or make other capital investments as dictated by subscriber demand and strategic considerations. To open new dial-up access sites, known in our industry as points of presence or POPs, we must spend significant amounts of money for new equipment as well as for leased telecommunications facilities and advertising. In addition, to expand our subscriber base nationwide, we will have to spend significant amounts of money on additional equipment to maintain the high speed and reliability of our Internet access services. We may also need to spend significant amounts of cash to:

    - fund growth, operating losses, and increased expenses;

    - implement our acquisition strategy;

    - take advantage of unanticipated opportunities, such as major strategic alliances or other special marketing opportunities, acquisitions of complementary businesses or assets, or the development of new products; and

    - respond to unanticipated developments or competitive pressures.

    We will require additional funds through equity, debt, or other external financing in order to fund our current operations and to achieve our business plan. We cannot assure that any additional capital resources will be available to us, or, if available, will be on terms that will be acceptable to us. Any additional equity financing will dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to execute our business plan and our business could be materially and adversely affected.

    COMPETITION IN OUR INDUSTRY IS INTENSE AND IS LIKELY TO INCREASE

    We operate in the Internet services market, which is extremely competitive. Our current and prospective competitors include many large companies that have substantially greater market presence, financial, technical, marketing and other resources than we have. We compete directly or indirectly with the following categories of companies:

    - established online services, such as America Online, the Microsoft Network, CompuServe and Prodigy;

    - local, regional and national Internet service providers, such as MindSpring, Earthlink, Network, Inc., Internet America and PSINet;

    - national telecommunications companies, such as AT&T Corp., MCI WorldCom, Inc., Sprint and GTE;

    - regional Bell operating companies, such as BellSouth and SBC
      Communications;

    - computer hardware and software companies, such as International Business Machines and Microsoft Corporation; and

    - online cable services, such as At Home and Roadrunner.

Our competition is likely to increase. We believe this will probably happen as large diversified telecommunications and media companies acquire Internet service providers and as Internet service providers consolidate into larger, more competitive companies. Diversified competitors may bundle other services and products with Internet connectivity services, potentially placing us at a significant competitive disadvantage. In addition, competitors may charge less than we do for Internet services, causing us to reduce or preventing us from raising our fees. As a result, our business may suffer.

    WE MAY NOT BE ABLE TO COMPETE IN THE LOCAL EXCHANGE AND LONG-DISTANCE
     TELEPHONE MARKET

    In 1998, we entered the long distance telephone market. We will compete directly with IXCs and long distance carriers and other long distance resellers and providers, including large carriers such as AT&T, MCI WorldCom and Sprint and new entrants to the long distance market. Many of our competitors are significantly larger and have substantially greater market presence and financial, technical, operational, marketing and other resources. We will face stiff price competition and may not be able to compete.

    Moreover, the local exchange telephone services market in most states was only recently opened to competition due to the passage of the 1996 Telecommunications Act and related regulatory rulings. There are numerous operating complexities associated with providing these services. We will be required to develop new products, services and systems and will need to develop new marketing initiatives to sell these services. Our inability to overcome any of these operating complexities could have a material adverse effect on us.

    We must keep pace with technological change and evolving industry standards to remain competitive

    The Internet services market is characterized by rapidly changing technology, evolving industry standards, changes in member needs and frequent new service and product introductions. Our future success depends, in part, on our ability to

    - use leading technologies to develop our technical expertise;

    - enhance our existing services; and

    - develop new services that meet changing member needs on a timely and cost-effective basis.

In particular, we must provide subscribers with the appropriate products, services and guidance to best take advantage of the rapidly evolving Internet. Our failure to respond in a timely and effective manner to new and evolving technologies could have a negative impact on our business.

    Our ability to compete will also depend upon the continued compatibility of our services with products offered by various vendors. Although we intend to support emerging standards in the market for Internet access, industry standards may not be established. Moreover, if industry standards are established, we may not be able to conform to these new standards in a timely fashion. Our competitors may develop services and technologies that will render our services or technology noncompetitive or obsolete.

    We are also at risk to fundamental changes in the way customers access the Internet. Currently, most customers access Internet services through computers connected by telephone lines. However, several companies have developed cable television modems that transmit data at substantially faster speeds than the modems that our subscribers and we use. We must develop new technology or modify our existing technology to accommodate new and faster sources of Internet access, including cable television modems, screen-based telephones, wireless products, televisions, and other consumer electronic devices. We may not succeed in adapting our Internet access business to new and faster access devices.

    Our business may also be affected by problems caused by computer viruses, security breaches and other inappropriate uses of our network, such as e-mail "spamming." Alleviating these problems and developing technology to prevent these problems may cause interruptions, delays or cessation in service to our members, which could cause them to terminate their membership or assert claims against us.

    ANY DECLINE IN OUR MEMBER RETENTION LEVELS OR OUR PRICES WILL ADVERSELY
     AFFECT US

    Our new member acquisition costs are substantial relative to the monthly fees we charge. Accordingly, our long-term success largely depends on our retention of existing members. While we continue to invest significant resources in our infrastructure and technical and member support capabilities, it is relatively easy for Internet users to switch to competing providers. Consequently, our investments may not help member retention. Any significant loss of members will substantially decrease our revenue and cause our business to suffer.

    As a result of competitive pricing pressures in the market for Internet services, we reduced the prices we charge our Internet customers during 1995, 1997 and 1998. We expect that continued price pressures may cause us to reduce prices further in order to remain competitive, and we expect that such further price reductions could adversely effect our results of operations, unless we can lower our costs commensurate with such price decreases.

    OUR BUSINESS DEPENDS ON CONTINUED GROWTH OF THE INTERNET

    Our future success substantially depends on continued growth in the use of the Internet. Although we believe that Internet usage and popularity will continue to grow as it has in the past, we cannot be certain that this growth will continue or that it will continue in its present form. If Internet usage declines or evolves away from our business, our growth will slow or stop and our financial results will suffer.

    IF WE FAIL TO EFFECTIVELY MANAGE OUR GROWTH, OUR BUSINESS WILL SUFFER

    Our rapid growth has and will place a significant strain on our managerial, operational, financial and information systems resources. To accommodate our increasing size and manage our growth, we must continue to implement and improve these systems and attract, train, manage and retain qualified employees. These demands will require us to add new management personnel and develop new expertise. In order to successfully integrate newly acquired assets and continue to implement a nationwide strategy and network, we must:

    - closely monitor service quality, particularly through third-party "POPs";

    - acquire and install necessary equipment and telecommunications facilities;

    - create and implement marketing strategies in new and existing markets;

    - employ qualified personnel to provide technical and marketing support for new sites; and

    - continue to expand our managerial, operational, and financial resources to support expansion.

Although we are taking steps to manage our growth effectively, we may not succeed. If we fail to successfully manage our growth, our ability to maintain and increase our member base will be impaired and our business will suffer.

    WE ARE SUBJECT TO RISKS ASSOCIATED WITH ACQUISITIONS

    Since January 1998, we have acquired the stock or assets of eight companies. As part of our long-term business strategy, we continually evaluate strategic acquisitions of businesses and subscriber accounts. Acquisitions often involve a number of special risks, including the following:

    - we may experience difficulty integrating acquired operations and personnel;

    - we may be unable to retain acquired subscribers;

    - the acquisition may disrupt our ongoing business;

    - we may not be able to successfully incorporate acquired technology and rights into our service offerings and maintain uniform standards, controls, procedures, and policies;

    - the businesses we acquire may fail to achieve the revenues and earnings we anticipated;

    - we may ultimately be liable for contingent and other liabilities, not previously disclosed to us, of the companies that we acquire; and

    - our resources may be diverted in asserting and defending our legal rights.

We may not successfully overcome problems encountered in connection with potential future acquisitions. In addition, an acquisition could materially adversely affect our operating results by:

    - diluting your ownership interest;

    - causing us to incur additional debt; and

    - forcing us to amortize expenses related to goodwill and other intangible assets.

    Any of these factors could have a material adverse effect on our business.

    WE HAVE BEEN SUED FOR AN ALLEGED BREACH OF A MERGER AGREEMENT

    In June 1998, we announced that we had entered into a merger agreement to acquire Internet Communications Corporation. On October 13, 1998, we announced that we had terminated the merger agreement due to, among other things, Internet Communications Corporation's failure to satisfy certain obligations under the merger agreement. On October 14, 1998, Internet Communications Corporation filed a lawsuit against us in Denver District Court claiming $30 million in damages and alleging, among other things, that we breached the merger agreement and had made misrepresentations to them with respect to the proposed merger transaction. We have filed several counterclaims against Internet Communications Corporation. Our counterclaims allege that the merger failed because of the actions and misrepresentations of Internet Communications Corporation and its agents. We are seeking damages in excess of $175 million. We believe Internet Communications Corporation's claims are without merit, and intend to conduct a vigorous defense. We also intend to vigorously pursue our counterclaims against Internet Communications Corporation. However, we may not prevail in our defense or in any counterclaims. We hope that we can resolve the dispute without the necessity for a trial, but we may not succeed. If the dispute cannot be resolved quickly, we will incur additional litigation costs and the litigation may hamper our ability to obtain additional financing. An unfavorable outcome could have a material adverse affect on our business.

   IF WE DO NOT SUCCEED IN OBTAINING SUFFICIENT NETWORK CAPACITY FROM OUR INTERNAL AND LEASED NETWORK, WE MAY LOSE CUSTOMERS

    Our success depends, in part, on the capacity, reliability and security of our network infrastructure. Network capacity constraints have occurred in the past and may occur in the future, in connection with:

    - particular dial-up POPs affecting only members attempting to use that particular point of presence;

    - system-wide services, such as e-mail and news services, which can affect all members.

These capacity constraints result in slowdowns, delays or inaccessibility when members try to use a particular service. Poor network performance could cause members to terminate their membership with us. To reduce the probability of such problems, we will be required to expand and improve our infrastructure. Such expansion and improvement will be very costly and time consuming. We may not be able to expand or adapt our network infrastructure to meet additional demand or changing subscriber requirements on a timely basis or at a commercially reasonable cost.

    In order to provide Internet access and other on-line services to our customers, we lease long distance fiber optic telecommunications lines from multiple national telecommunications service providers. We are dependent upon these providers of data communications facilities. In addition, we have a wholesale usage agreement with PSINet, which allows us to provide dial-up and "switched" network access to our customers through PSINet's 235 POPs throughout the United States. We also have other agreements with service providers on whom we rely to deliver our product and service offerings. Moreover, PSINet provides network access to some of our competitors. PSINet could choose to grant these competitors preferential network access, potentially limiting our members' ability to access the Internet. Even without such preferential treatment, increased usage of PSINet's POPs by other Internet service providers and online service providers may negatively affect access system performance.

    DAMAGE OR FAILURE OF OUR SYSTEM COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS

    We must protect our infrastructure against fire, earthquakes, power loss, telecommunications failure, computer viruses, security breaches and similar events. We do not currently maintain a redundant or backup network hub for all of our customers. Moreover, because we lease our lines from long distance telecommunications companies and regional Bell operating companies, we are dependent upon these companies for physical repair and maintenance of the leased lines. Although we maintain multiple carrier agreements to reduce the risk of loss of operations from damage, power failures, telecommunications failures and similar events, the occurrence of a natural disaster or other unanticipated problems at our network operations center or any of our POPs may cause interruptions in the services we provide. In addition, failure of our telecommunications providers to provide the data communications capacity we require as a result of a natural disaster, operational disruption or for any other reason could cause interruptions in the services we provide. Any damage or failure that causes interruptions in our operations could have a material adverse effect on us.

    OUR NETWORK IS SUBJECT TO SECURITY RISKS

    The future success of our business will depend on the security of our network and the network infrastructures of third-parties over which we have no control. Despite implementation of security measures, we remain vulnerable to computer viruses, sabotage, break-ins and similar disruptive problems caused by subscribers or other Internet users. Computer viruses or other problems, such as the sending of excessive volumes of unsolicited bulk e-mail, could lead to interruptions, delays, or cessation of services to our subscribers.

    Third parties could also potentially jeopardize the security of confidential information stored in our computer systems or our subscribers' computer systems by their inappropriate use of the Internet, which could cause losses to our subscribers or us or deter potential customers from subscribing to our services. Inappropriate use of the Internet includes attempting to gain unauthorized access to information or systems, commonly known as "cracking" or "hacking." Although we intend to continue to implement security measures, "hackers" have circumvented such measures in the past, and others may be able to circumvent our security measures or the security measures of our third-party network providers in the future.

    To fix problems caused by computer viruses or other inappropriate uses or security breaches, we may have to interrupt, delay, or cease service to our subscribers, which could have a material adverse effect on our business. In addition, we expect that our subscribers will increasingly use the Internet for commercial transactions in the future. Any network malfunction or security breach could cause these transactions to be delayed, not completed at all, or completed with compromised security. As a result, subscribers or others may assert claims of liability against us. Further, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential subscribers may inhibit the growth of the Internet service industry in general and our subscriber base and revenue in particular.

    WE ARE DEPENDENT ON TELECOMMUNICATIONS CARRIERS AND OTHER SUPPLIERS

    We rely on traditional telecommunications carriers to transmit our traffic over local and long distance networks. These networks may experience disruptions and capacity constraints that are not easily remedied. We may have no means of replacing these services. In addition, local phone service is sometimes available only from one telephone company. The benefits of competition and alternative sources of supply are not present in these markets.

    We also depend on certain suppliers of hardware and software components. We acquire a majority of our networking service components, including terminal servers and high-performance routers, from Cisco Systems, Inc., Bay Networks, Inc. and Lucent Technologies, Inc. The expansion of our network infrastructure places a significant demand on our suppliers, some of which have limited production capacity. In the past, we have experienced delays in delivery of new telephone lines, modems, terminal servers and other equipment. If delays are severe, all incoming modem lines may become full during peak times, resulting in busy signals for subscribers who are trying to connect to Rocky Mountain Internet. If our suppliers cannot meet increased demand and we are not able to develop alternative sources of supply, we could experience delays and increased costs in expanding our network infrastructure, difficulty in providing our services and the loss of dissatisfied customers.

   WE MAY NOT SUCCESSFULLY PROTECT OUR PROPRIETARY RIGHTS OR AVOIDING CLAIMS THAT WE INFRINGE THE PROPRIETARY RIGHTS OF OTHERS

    Our success is dependent in part on our technology and other proprietary rights. To protect our rights, we rely on a combination of copyright, trademark, patent and trade secret laws and contractual restrictions. We cannot be sure that these steps will be adequate to prevent misappropriation or infringement of our intellectual property. Nor can we be sure that competitors will not independently develop technologies that are substantially equivalent or superior to our proprietary property and technology.

    In our industry, competitors often assert intellectual property claims against one another. The success of our business depends on our ability to assert and defend our intellectual property rights. Future litigation may have an adverse impact on our financial condition. These claims could result in substantial costs and diversion of resources, even if the claim is ultimately decided in our favor. If a claim is asserted alleging that we infringed the proprietary technology or information of a third party, we may be required to seek licenses for such intellectual property. We cannot be sure that such licenses would be offered or obtained on commercially reasonable terms, if at all. The failure to obtain the necessary licenses or other rights could have a material adverse affect on our business.

   MANAGEMENT'S MAJORITY OWNERSHIP OF OUR STOCK ALLOWS THEM TO EXERCISE SIGNIFICANT CONTROL OVER ROCKY MOUNTAIN INTERNET AND MAY PREVENT YOU FROM REALIZING A PREMIUM RETURN

    Our chief executive officer, Douglas Hanson, owns a majority of our common stock. As a result, Mr. Hanson has voting control of Rocky Mountain Internet and can influence all matters that require stockholder approval. Mr. Hanson may designate the members of our Board of Directors and can decide our operations and business strategy. You may disagree with Mr. Hanson's management decisions.

    As a controlling stockholder, Mr. Hanson also has the power to approve or reject significant corporate matters, such as mergers, acquisitions and other change-in-control transactions. Mr. Hanson's controlling interest could make it more difficult for a third party to acquire us, even if the acquisition would be beneficial to you. You may not realize the premium return that stockholders may realize in conjunction with corporate takeovers.

    MARKET PRICE OF OUR STOCK MAY FALL IF OTHER SECURITY HOLDERS SELL THEIR
     STOCK

    As of March 12, 1999, we have 9,962,794 shares of common stock outstanding. However, we have reserved approximately 10,500,000 additional shares for issuance upon exercise of warrants and stock options, various anti-dilution provisions contained in the warrants and stock options, conversion of preferred stock, and prior acquisitions. If any of the shares presently outstanding or to be distributed are sold in the public market the market price of our common stock could fall. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a price we deem appropriate. We have also issued and plan to issue additional convertible equity and debt securities in the future. If these securities are exercised or converted, you may experience significant dilution in the market value of your stock.

    OUR STOCK PRICE IS HIGHLY VOLATILE

    In the past, our common stock and publicly traded warrants have traded at volatile prices. We believe that the market prices will continue to be subject to significant fluctuations due to various factors and events that may or may not be related to our performance. If the market value of our common stock decreased substantially, we could be delisted from the Nasdaq National Market. Consequently, you could find it difficult or impossible to sell your stock or to determine the value of your stock.

    In addition, the stock market has from time to time experienced significant price and volume fluctuations, which have particularly affected the market prices of the stocks of Internet-sector companies and which may be unrelated to the operating performance of such companies. Furthermore, our operating results and prospects from time to time may be below the expectations of public market analysts and investors. Any such event could result in a material decline in the price of your stock.

    FACTORS OUTSIDE OF OUR CONTROL MAY AFFECT OUR OPERATING RESULTS AND CAUSE
     OUR QUARTERLY RESULTS TO FLUCTUATE

    Our financial results may fluctuate significantly because of several factors, many of which are beyond our control. These factors include:

    - costs associated with gaining and retaining members and capital expenditures for upgrading our systems and infrastructure;

    - timing and market acceptance of new and upgraded Internet service introductions, technologies and services by us and our competitors;

    - loss of subscribers, seasonal fluctuations in demand for our services;

    - downward pressure on prices due to increased competition;

    - changes in our operating expenses, including telecommunications costs; and

    - effect of potential acquisitions.

Fluctuations caused by these and other factors could cause our business to suffer.

    WE HAVE NO INTENTION TO PAY DIVIDENDS

    We have never paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not expect to pay any dividends in the foreseeable future.

    WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION

    We provide Internet services through data transmissions over public telephone lines and cable networks. The FCC governs these transmissions and establishes charges and terms for communications. As an Internet access provider, we are not subject to direct regulation by the FCC or any other governmental agency, other than the regulations applicable to businesses generally. However, we could become subject to FCC or other regulatory agency regulation especially as Internet services and telecommunication services converge. Changes in the regulatory environment could decrease our revenue and increase our costs. For example, the FCC may decide that Internet-based telephone services should be subject to pay carrier access charges on the same basis as traditional telecommunications companies.

    The Federal Telecommunications Act of 1996 imposed fines on Internet service providers, in part, for providing access to indecent and obscene services. The United States Supreme Court found this part of the unconstitutional in June of 1997. However, on March 12, 1998, the Senate Commerce Committee approved two bills that attempt to reconstruct these unconstitutional provisions. Although it is too early to determine the ultimate course of these bills, and to evaluate the constitutionality of the proposals, these provisions, if enacted and upheld, could expose ISPs such as Rocky Mountain Internet to liabilities.

    Additional laws and regulations may be adopted with respect to the Internet, covering issues such as Universal Service Fund support payments, content, user privacy, pricing, libel, obscene material, indecency, gambling, intellectual property protection and infringement and technology export and other controls. Other federal Internet-related legislation has been introduced which may limit commerce and discourse on the Internet. The FCC currently is considering:

    - whether Internet service providers are regulated telecommunications providers;

    - whether Internet service providers are required to contribute to the Universal Service Fund; and

    - how various companies in the Internet and telecommunications industries should be classified.

    IF WE ARE UNABLE TO RETAIN KEY EXECUTIVES, OUR BUSINESS WILL BE ADVERSELY
     AFFECTED

    Our success greatly depends on our ability to attract and retain key technical, sales, marketing, information systems, financial and executive personnel. We are especially dependent on the continued services of our senior management team, particularly Douglas H. Hanson, our Chief Executive Officer and Chairman of the Board of Directors, and Mary Beth Vitale, our President and Chief Operating Officer. The loss of Mr. Hanson, Ms. Vitale or other senior managers could have a materially detrimental effect on us. Ms. Vitale is the only executive with an employment agreement. All other members of our senior management team can terminate their employment at any time. We do not maintain key person life insurance on any of our personnel. If we fail to attract, hire or retain the necessary personnel, or if we lose the services of any member of our senior management team, our business could be adversely affected.

   OUR FAILURE TO ENSURE THAT OUR SYSTEMS OR OUR CUSTOMERS AND SUPPLIERS SYSTEMS ARE YEAR 2000 COMPLIANT COULD LEAD TO A MAJOR SYSTEM FAILURE THAT COULD ADVERSELY AFFECT OUR BUSINESS

    The Year 2000 problem is the result of computer programs that use two digits rather than four to define the applicable year. On January 1, 2000, computer equipment and programs that have time-sensitive software may not be able to distinguish whether "00" means 1900 or 2000. Incompatible date coding could cause a major system failure or could create erroneous results. We may also be vulnerable to other companies' Year 2000 issues.

    Our failure, or the failure of third parties on which we rely, to adequately address Year 2000 readiness issues could result in an interruption, or a failure, of some normal business activities or operations. Presently, we believe that the primary risks that we face with regard to the Year 2000 are those arising from third party services or products. In particular, we depend heavily on a significant number of third party vendors to provide both network services and equipment. A significant Year 2000-related disruption of these network services or equipment could cause our customers to consider seeking alternate providers or cause an unmanageable burden on customer service and technical support. This in turn could materially and adversely affect business.

    Furthermore, our business depends on the continued operation of, and widespread access to, the Internet. To the extent that the normal operation of the Internet is disrupted by the Year 2000 issue, or if a large portion of our customers are unable to access the Internet due to Year-2000 related issues in connection with their own systems, our business could be materially and adversely affected.

    We also face Year 2000 risks related to the acquisitions we make. If we fail to identify and address Year 2000 issues in connection with our acquisitions, our business could be materially and adversely affected.

    Although we have established a program to coordinate appropriate activity to be taken to address the Year 2000 issue. As of December 31, 1998, we had incurred approximately $50,000 in connection with the implementation of the program. We expect to incur an additional $150,000 to $200,000 of expenses to implement the remainder of the Year 2000 readiness program. These estimates do not include additional costs that may be incurred to expand the program for systems and products that we may acquire later in 1999. These are our best estimates, and we do not believe that the total costs will have a material affect on our business. However, if the actual costs resulting from implementation of the Year 2000 readiness program significantly exceed our estimates, they may have a material adverse effect on our business.

    Furthermore, we have not developed a Year 2000 contingency plan to identify and address significant Year 2000 risks.

ITEM 2.  DESCRIPTION OF PROPERTIES

    Our corporate headquarters is located in Denver, Colorado at 999 Eighteenth Street, Suite 2201, where the executive, sales and marketing and administrative functions exist. We lease approximately 31,314 square feet in Denver under a lease that expires August 31, 2005. This lease replaces the lease on the former headquarters location in Denver, Colorado at 1099 18(th) Street, Suite 300. The same property management company manages both the former and current leases. We entered into a termination agreement on the former lease property with the landlord that provided for six equal termination payments payable over a six-month period. This corresponds to a simultaneous six-month period in which we will not be obligated to make rental payments for the new lease property. We also lease approximately 4,000 square feet in Denver at 1800 Glenarm that formerly housed the corporate headquarters. This facility has been sub-let for the remainder of the lease term, which concludes January 7, 2001. We recognized a loss on the subletting of this space in 1996 of approximately $58,000 which includes the broker commission plus the difference between the rate we paid and the amount realized from the sublet tenant. We maintain an office of approximately 8,000 square feet in Colorado

Springs that is leased until January, 2000. RMI also has leased POP locations in Colorado Springs, Denver, Grand Junction, Loveland, and Pueblo, Colorado. Through third-party contracts, we lease three additional POP locations in Burlington, Durango, and Montrose, Colorado. With the acquisitions of InternetNow, DataXchange, Unicom, Stonehenge and Application Methods we have assumed operating leases for office locations in Phoenix, Arizona, Walkersville, Maryland, Overland Park, Kansas, Englewood, Colorado and Seattle, Washington. We do not own any real estate.

ITEM 3.  LEGAL PROCEEDINGS

    In June 1998, we announced that we had entered into a merger agreement to acquire Internet Communications Corporation ("ICC"). The closing of the acquisition was subject to various closing conditions, and the merger agreement contained certain rights of termination. On October 13, 1998, we announced that we had terminated the merger agreement due to, among other things, ICC's failure to satisfy certain obligations under the merger agreement. On October 14, 1998, ICC filed a complaint against Rocky Mountain Internet in Denver District Court claiming $30 million in damages and alleging, among other things, that we had breached the merger agreement and had made certain misrepresentations to ICC with respect to the merger transaction. We believe ICC's claims to be without merit and intend to vigorously defend such action and to assert counterclaims against ICC; however, there can be no assurance that we will prevail in our defense or counterclaims.

    On November 30, 1998, we filed an answer to the ICC complaint denying their material allegations, asserting a number of affirmative defenses, and disputing their right to any recovery on any of the claims asserted. In addition, we filed a counterclaim against ICC seeking over $175.0 million in damages as a result of ICC's wrongful acts that led to the failure of the proposed high yield debt offering in 1998 and the failure of the proposed merger agreement with ICC.

    On February 24, 1999, the Denver District Court granted a motion filed by Rocky Mountain Internet, and disqualified the law firm of Holme Roberts & Owen, LLP (HRO) from continuing to act as litigation counsel for ICC in the lawsuit. The Court agreed with Rocky Mountain Internet that because HRO had acted as transaction counsel for ICC in the high yield debt offering and the proposed merger, and therefore was a potential material witness and material actor in the underlying activities, it would be inappropriate for HRO to seek to act as trial counsel in the same proceeding where it might be required to serve as a witness or potentially be drawn into the proceedings in some other way.

    We are hopeful that we can resolve the dispute with ICC without the necessity for a trial; however, there can be no assurance as to our ability in this regard. In the event that the dispute cannot be resolved expeditiously, we expect that we will incur additional costs and expenses as a result of the litigation and that the litigation may hamper our ability to obtain additional financing. As a result of the termination and the related financing transactions that were not completed, we incurred costs, expenses and related fees of $6.1 million, a portion of which are in dispute. Of this amount, approximately $4.2 million relates to a non-cash item related to warrants issued by Rocky Mountain Internet.

    We are a party to certain smaller court proceedings, but none of those has the current ability to expose the Company to greater than $25,000 in damages, or costs and expenses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is traded on the Nasdaq National Market under the symbol "RMII" and our warrants are traded on the Nasdaq National Market under the symbol "RMIIW."

    The following table sets forth the closing high and low closing prices of our common stock as reported on the Nasdaq SmallCap Market through March 4, 1999 and on the Nasdaq National Market from March 5, 1999 through March 29, 1999.

                                                                                 STOCK PRICE
                                                                             --------------------
1997                                                                           HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------
First Quarter..............................................................  $   2.750  $   1.125
Second Quarter.............................................................  $   3.250  $   1.875
Third Quarter..............................................................  $   2.625  $   2.000
Fourth Quarter.............................................................  $   3.125  $   2.375

1998
-------------------------------------------------------------------------
First Quarter............................................................  $   5.188  $   1.875
Second Quarter...........................................................  $  11.750  $   5.313
Third Quarter............................................................  $  18.500  $   8.000
Fourth Quarter...........................................................  $  28.500  $   7.000

1999
------------------------------------------------------------------------
First Quarter
  (January 1-March 29)..................................................  $  14.063  $  10.500

    At March 29, 1999, the last reported sales price of our common stock was $13.50 per share. Based on information supplied by certain of record holders of our common stock, we estimate that there are approximately 800 beneficial owners of our common stock. We have never declared or paid any dividends on our common stock. Because we currently intend to retain future earnings to finance growth, we do not anticipate paying any cash dividends in the foreseeable future.

    For a description of unregistered securities issued by Rocky Mountain Internet in 1998, refer to Notes 7, 10 and 11 of the Notes to Consolidated Financial Statements. In each of these transactions, we relied on the exemption from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

    From January 1, 1998 through December 31, 1998, we granted option to purchase 240,000 shares of common stock under our stock option plans with a weighted average exercise price of $5.70 per share. Our directors and employees exercised options to purchase 638,988 shares of common stock with a weighted average exercise price of $1.37 per share. We issued these securities in reliance on the exemption from registration provided by Rule 701 for transactions pursuant to employee benefit plans.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION

    The following is a summary of selected consolidated financial data of the Company as of and for the five years ended December 31, 1998. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere in this document.

                                              1998           1997           1996           1995          1994
                                         --------------  -------------  -------------  -------------  -----------
STATEMENT OF OPERATIONS DATA:
Revenues...............................  $   10,087,015  $   6,127,111  $   3,281,579  $   1,179,325  $   253,806
Operating loss.........................     (10,478,162)    (3,800,706)    (2,281,194)      (108,522)     (40,720)
Net loss...............................     (10,668,802)    (4,152,853)    (2,342,571)      (128,794)     (44,086)
Basic and diluted loss per share.......           (1.39)         (0.79)         (1.03)         (0.07)       (0.02)

BALANCE SHEET DATA:
Cash and cash equivalents..............  $    5,729,346  $   1,053,189  $     348,978  $     274,661  $    36,470
Investments............................              --             --      1,356,629             --           --
Working capital (deficit)..............       1,986,513       (209,003)       370,884       (186,865)    (174,029)
Total assets...........................      24,681,801      5,082,119      5,540,167        924,603      249,818
Long term debt.........................         493,963        904,627      1,134,380        904,627       51,745
Redeemable, Convertible Preferred
  Stock................................       6,747,843             --             --             --           --
Total stockholders' equity (deficit)...      11,817,614      2,083,370      2,317,437       (169,036)     (43,143)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following discussion of the results of operations and financial condition of Rocky Mountain Internet, Inc. (the "Company") should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

                 TWELVE MONTHS ENDED DECEMBER 31, 1998 AND 1997

    TOTAL REVENUE

    The Company's total revenue grew 65% from $6,127,000 to $10,087,000 for the twelve months ended December 31, 1998 from the twelve months ended December 31, 1997. Revenue growth performance is attributable to an increase in the number of the Company's subscribers as a result of more aggressive sales efforts and subscribers added by acquisition. The Company intensified its sales efforts in 1998 versus 1997 by increasing the size of the sales force and by segmenting the sales team by product group.

    COMMUNICATION SERVICES REVENUE

    Communication Services is comprised predominantly of dial-up and dedicated access service. Communication services revenue increased $2,898,000 from $5,076,000 in 1997 to $7,974,000 in 1998 for a 57% increase. The increase is due to increasing demand for a wide range of bandwidth connectivity options to connect our customers to the Internet and the headcount growth of the Company's sales department in 1998, which resulted in an addition of over 6,100 subscribers in 1998. The growth in revenue was partially offset by the full-year impact of the adoption of a flat-rate-structure for dial-up versus a usage based pricing structure. In addition, we added over 11,000 dial-up and 693 dedicated access customers due to acquisitions in the Company's fourth quarter.

    WEB SOLUTIONS REVENUE

    Web Solutions revenue grew from $1,051,000 in 1997 to $2,113,000 in 1998 for a 101% increase. Web Solutions revenues are comprised of three major products: web site hosting, web site production and web site marketing. Web site hosting accounted for $451,000 of revenue in 1997 and $601,000 in 1998 for an increase of 33% due to an increase in the number of hosted web sites as a result of the addition of sales personnel. Web site production increased from $543,000 in 1997 to $1,287,000 in 1998, for an increase of 137%. The increase in web site production revenue is primarily due to the acquisition of Applications Methods, which accounted for $706,000 or 53% of the web production revenue in 1998.

    GROSS PROFIT

    Gross profit consists of total revenue less the direct cost of delivering services and equipment. These costs include costs for circuit and local line charges to provide service to our customers. The gross profit for Communication Services was 56% of revenues from that segment for 1998 and 59% for 1997. Gross profit on Internet access decreased from 69% to 66% from 1997 to 1998 primarily as a result of changing from usage based pricing to a flat-fee pricing structure for dial-up access. Gross profit for Web Solutions was 98% in 1998 and 100% in 1997. In 1998, the costs associated with gross profit included outsourcing of additional web production programmers to complete specific projects whereas no such outsourcing costs were incurred in 1997. No personnel costs for Company employees are included in Web Solutions gross profit.

    SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

    Total selling, general, and administrative expenses ("S G & A") increased from approximately $6,980,000 in 1997 to $9,184,000 in 1998 or an increase of 32%. This increase was partially the result of higher payroll costs and benefits. Payroll and benefits costs increased 50% from $3,993,000 in 1997 to $5,990,000 in 1998, as a result of increasing the Company's headcount from 72 in December 1997 to 198 in December 1998. Outside services, which includes "temporary to hire" staff and professional services increased 67% from $682,000 in 1997 to $1,139,000 in 1998. The Company hires many of the technical support call center staff and the Web production staff on a "temp to hire" program, wherein the new employee remains on the temporary employment agency's payroll for approximately ninety days.

    COSTS RELATED TO UNSUCCESSFUL MERGER ATTEMPT

    In June 1998, the Company announced it had entered into a merger agreement to acquire Internet Communications Corporation ("ICC"). The closing of the acquisition was subject to various closing conditions, and the merger agreement contained certain rights of termination. On October 13, 1998, the Company announced that it terminated the merger agreement due to, among other things, ICC's failure to satisfy certain obligations under the merger agreement. On October 14, 1998, ICC filed a complaint against the Company in Denver District Court claiming $30.0 million in damages and alleging, among other things, that the Company had breached the merger agreement and had made certain misrepresentations to ICC with respect to the merger transaction. The Company believes ICC's claims to be without merit and intends to vigorously defend such action and to assert counterclaims against ICC; however, there can be no assurance that the Company will prevail in its defense or counterclaims. The Company is hopeful that it can resolve the dispute with ICC without the necessity for a trial; however, there can be no assurance as to the Company's ability in this regard. In the event that the dispute cannot be resolved expeditiously, the Company expects that it would incur additional costs and expenses as a result of the litigation and that the litigation may hamper the Company's ability to obtain additional financing. As a result of the termination and the related financing transactions which were not completed, the Company incurred costs, expenses and related fees of approximately $6.1 million, a portion of which are in dispute. Of this amount, approximately $4.2 million relates to a non-cash item related to warrants issued by the Company. These costs were charged to expense in the third quarter of 1998, which had an effect of an additional $0.79 earning per share loss.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased from $887,000 in 1997 to $1,789,000 in 1998 for an increase of 102%. The increase was due to higher goodwill amortization associated with the Company's acquisition of six companies during 1998.

    INTEREST EXPENSE

    Interest expense decreased from $402,000 for the year ended December 31, 1997 to $320,000 for the year ended December 31,1998. The decrease is due to lower long-term debt and capital lease obligations in 1998 compared to 1997.

    OTHER INCOME

    The Company reported other expense of $5,000 for the year ended December 31, 1997 and $78,000 of other income for the year ended December 31, 1998. The increase is due to the higher collection of late charges.

                 TWELVE MONTHS ENDED DECEMBER 31, 1997 AND 1996

    TOTAL REVENUE

    For the year ended December 31,1997, the Company's revenue grew 87% to $6,127,000 compared to $3,282,000 for the year ended December 31, 1996. The total number of customers grew from 9,800 to 11,000 during the same periods representing an increase of 12%. Revenues exclusive of equipment sales grew at 108%. Revenues grew at a faster rate than customer count due to a focus on commercial customers with higher monthly billing rates and from increases in Web production and hosting and equipment sales. The increase in customer count was also partially offset by approximately 1,050 deletions resulting from the termination of a contract with Zero Error Networks. The Company transferred an additional 390 customers to Zero Error Networks effective January 1, 1998.

    COMMUNICATION SERVICES REVENUE

    Communication Service revenue grew 77% from $2,862,000 in 1996 to $5,076,000 in 1997. Dial-up service revenue increased from $1,465,000 in 1996 to $2,360,000 in 1997 for a 61% increase due to increased demand for Internet access and the change from a technical order taking team to a dedicated selling team. Dedicated access increased 197% from $689,000 in 1996 to $2,048,000 in 1997. This increase is the result of the creation of a full time sales staff focused on the dedicated product line and the continuing growth in demand for higher-speed internet connectivity.

    WEB SOLUTIONS REVENUE

    Web Solutions revenues are composed of Web site hosting and Web site production. Web site hosting accounted for $240,000 in 1996 and $479,000 in 1997 of revenue for an increase of 100%. The revenue increase resulted from an increase in the number of customers. The Company believes the increase in customers is due to the intensified efforts of the Company's direct sales force, increased server capacities and speed, and the increasing popularity of the Web as a business tool. Web site production increased from $174,000 for 1996 to $564,000 for 1997 for an increase of 224%. The Company increased the size of the Web production department as well as providing customers more complex applications. The Company's direct sales force has focused on selling Web production sites with higher average billings.

    GROSS PROFIT

    Gross profit consists of total revenue less the direct cost of delivering services and equipment. These costs include costs for circuit and local line charges to provide service to our customers. The gross profit for Communication Services was 62% of revenues from that segment for 1996 and 59% for 1997. Gross profit percentage decreased due to the transition from a usage based rate structure to a flat rate structure. Gross profit for Web Solutions was 99% in 1996 and 100% in 1997. The costs reflected in 1996 were due to outside programming costs incurred for specific projects whereas no such outside programming costs were incurred in 1997.

    GENERAL, SELLING AND ADMINISTRATIVE

    Sales and marketing expenses consisting of advertising, promotion, attendance at trade shows, printing, and finders fees increased from $211,000 in 1996 to $ 286,000 in 1997 or 35%. The Company hired a full time direct sales staff beginning in December 1995. Compensation for sales and marketing personnel was approximately $565,000 for 1996 and $969,000 in 1997 for an increase of 71% with 16 employees at the end of 1996 and 17 employees at the end of 1997. The increase results from having a fully staffed sales department throughout 1997 while the department was partially staffed in 1996.

    General and administrative expenses increased from approximately $3,683,000 in 1996 to approximately $6,611,000 in 1997 or 80%. General and administrative costs consist of personnel (excluding sales and marketing personnel), physical facilities, professional services and other related administrative expenses. Significant items are discussed below.

    Payroll costs increased 41% from $2,138,000 for the year ended December 31, 1996 to $3,024,000 for the year ended December 31, 1997 (not including sales and marketing personnel compensation discussed above). The Company had 55 employees at the end of 1996 and 67 employees at the end of 1997 in all areas of the Company including administration, technical support, development, and senior management (excluding sales and marketing). The 1997 total expense includes $128,000 of compensation expense in regards to options granted to Mr. Douglas H. Hanson as discussed elsewhere in this report.

    Facilities rent expense was $172,000 for 1996 and increased 156% to $441,000 in 1997. This increase is principally the result of a move in late 1996 to new corporate headquarters, which consists of leased office space of approximately 19,500 square feet of space including a data center comprised of 1,200 square feet. The Company continues to occupy offices in Colorado Springs for staff performing Dial-In technical support, customer service, and sales functions. The Company's former offices in Denver at 1800 Glenarm have been sub leased effective March 1, 1997 for the remainder of the lease term. A one-time charge of approximately $58,000 has been recorded in 1996 for commission expense on the transaction as well as the difference between the sub lease rate and the existing lease rate.

    The Company experienced an increase in communications expense from $197,000 for the year ended 1996 to $261,000 for the year ended 1997 or 32%. These expenses included local telephone service, cellular phones and pager costs and long distance telephone expenses. The Company uses multiple "800" phone numbers to provide technical support, customer support, and sales order processing to its growing base of customers.

    Legal and accounting expenses increased from $77,000 in 1996 to $218,000 in 1997 or an increase of 183%. This increase resulted from the first full year of filing quarterly and annual reports with the Securities and Exchange Commission, due diligence work performed in regards to the investments by Mr. Hanson, and negotiations in regards to the terminations of employees, and preparation of the proxy statement.

    Outside services, which includes "temp to hire" staff and professional services, increased 192% from $150,000 to $438,000 from 1996 to 1997. The Company hires many of the technical support call center staff and the Web production staff on a "temp to hire" program wherein the new employee remains on the temporary employment agency's payroll for approximately ninety days. This allows the staff to be fully evaluated prior to becoming a full time Company employee.

    During 1997, the Company incurred one time expenses for: a write-off of costs incurred in Grand Junction and Burlington, Colorado for development of third party marketing agreements in the amount of $45,000, a write down of inventory for sale in the amount of $23,000, and expense of $318,000 relating to termination of employees

    EFFECTS OF INFLATION

    Historically, inflation has not had a material effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

    For the year ended December 31, 1998, the Company's cash used in operations was $2.6 million as compared to $3.3 million for the year ended December 31, 1997. The decrease in cash used in operations primarily resulted from lower working capital requirements in 1998 offsetting increased operating losses. The Company expects to continue to have operating cash flow deficiencies for the near future as it develops and expands its business.

    For the year ended December 31, 1998, the Company used $0.7 million in investing activities whereas $0.9 million were provided from investing activities for the year ended December 31, 1997. This change was primarily due to increased capital expenditures in 1998 and the company not receiving proceeds from the maturity of investment securities in 1998 as it did in 1997.

    Cash provided by financing activities increased in 1998 compared to 1997 as a result of increased proceeds from the sale of the Company's preferred stock, common stock and common stock warrants. In 1998, the Company received $9.6 million in net proceeds from the sale of these stock instruments whereas only $3.5 million was received in 1997.

    Since its inception, the Company has funded its operations and working capital needs primarily through the public and private placement of the Company's equity securities. In addition, a significant portion of the Company's capital expenditures have been financed through capital lease obligations payable to finance companies. The Company has also borrowed amounts from its Chief Executive Officer in order to fund working capital requirements.

    In 1998, the Company borrowed $1.0 million from its Chief Executive Officer to fund working capital requirements. All of these amounts were repaid plus interest at a rate of 11% per annum to the Chief Executive Officer in December 1998. These borrowings were repaid from the proceeds of the Company's Series B Redeemable, Convertible Preferred Stock issuance.

    The Company also issued 8,000 shares of its Series B Redeemable, Convertible Preferred Stock ("Series B Preferred Stock") through a private placement which was completed on December 10, 1998. The Company received $8 million in gross proceeds from the issuance of the Series B Preferred Stock which was sold to two institutional investors. The Series B Preferred Stock is convertible, subject to certain restrictions, into shares of the Company's common stock at a variable rate, based on a formula linked to the market price at the time of conversion. The terms of the Series B Preferred Stock also includes restrictions on conversion depending on certain market conditions, restrictions against short sales and other hedging transactions by the investors and a conversion rate which may be up to a 20% premium to the market price or a discount to the market price depending on the time of conversion. The Series B Preferred Stock may be redeemed by the Company at any time if the Company is in compliance with certain covenants at a minimum redemption price equal to 115% times the outstanding face amount plus accrued but unpaid dividends and interest. In addition, the Series B Preferred Stock may be redeemed at the option of the holders if the Company's common stock ceases to be traded on either the NASDAQ, NASDAQ Small Cap, NYSE or the AMEX stock exchanges, if the Company is unable to convert the shares into common stock upon a requested conversion or if the Company is merged into another entity where the Company's voting stockholders do not collectively own greater than 51% of the merged entity.

    In addition, the Company issued warrants to purchase 155,000 shares of common stock with an exercise price of $13.21, subject to adjustment, of the closing day market price, exercisable at any time over the next five years, to the purchasers of the Series B Preferred Stock and warrants to purchase 100,000 shares of common stock with an exercise price of $12.20, subject to adjustment, exercisable over the next five years, to certain brokers in connection with the transaction. The Company has agreed to register the common stock issuable upon conversion of the Series B Preferred Stock and the exercise of the warrants pursuant to registration rights agreements.

    The Company has cash and cash equivalents of $5.7 million at December 31, 1998. Management estimates that, based upon its current expectations for growth, the company will require additional funding of up to $20 million through the end of 1999 for the execution of its current business plan including the financing of its anticipated capital expenditures and operating losses. In addition to increasing cash flow from operations, the Company intends to obtain this funding from one or more of the following sources: (1) a commitment, subject to certain conditions, from one of the institutional investors who purchased the Series B Preferred Stock in December 1998 to purchase an additional $5 million of Series B Preferred Stock, (2) calling 1,089,367 warrants issued in conjunction with its initial public offering which could yield up to $4.8 million in proceeds, (3) the exercise of warrants related to the Company's September 1997 private placement, and (4) establishing a credit facility to finance equipment purchased and other capital expenditures for $11.0 million. Management believes its current operating funds, along with these additional financing sources, will be sufficient to fund its cash requirements for at least the next 12 months.

    The Company issued warrants to its Chief Executive Officer to purchase 4,000,000 shares of the Company's common stock at an exercise price of $1.90 per share, subject to adjustment, in October 1997. These warrants are scheduled to expire on September 22, 1999, if not exercised earlier. The Chief Executive Officer exercised a portion of these warrants in March 1998 to purchase 50,000 shares of the Company's common stock.

    The sale of additional equity or convertible debt securities could result in additional dilution to the company's stockholders. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services, and technologies, and the repurchase and retirement of debt, which might impact the Company's liquidity requirements or cause the company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the company, if at all. Should the Company be unsuccessful in its efforts to raise capital it may be required to modify or curtail its plans for growth.

YEAR 2000 ISSUES

    Rocky Mountain Internet is preparing its systems and applications for the Year 2000. Various problems may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date. If the computer systems cannot distinguish between the year 1900 and 2000, system failures or other computer errors could result.

    STATE OF READINESS

    The Company has established a Y2K Committee to coordinate appropriate activity and a reporting structure to the Board of Directors on a monthly basis with regard to the Year 2000 issue. This committee has outlined a comprehensive plan and is currently implementing the tasks associated for the Company to become Y2K ready. Preliminary indications are that, since Rocky Mountain Internet is a relatively new company (founded in 1993), most hardware and software systems, as well as software programs used by the Company, will not be impacted by the Year 2000 issues. All of the Company's MIS user equipment is based on Microsoft Windows 95, 98, or NT. Microsoft has issued or is issuing patches that will make this software compliant by year-end. Internal MIS systems that handle accounting and customer care are being replaced due to growth needs. All future software that will be purchased will be Y2K compliant. All internally written software is currently being checked to ensure Y2K compliance and will be completed no later than October 1999. Users have been briefed on the necessity for them to check any special, non-mission critical software that they have purchased for their departments to ensure that it is Y2K compliant.

    The Company has inventoried the externally purchased network elements including routers, router software, router redundancy options, processor cards, and switches. The Company has verified 100% completion of testing, in cooperation with the external vendors, that the products associated with the network elements are Y2K compliant. After testing and certification, the Company learned that 86% of the network elements passed the Y2K compliance test, while 14% failed. Of the 14% of elements that failed, and therefore were not Y2K compliant, the Company has upgraded all but one piece of equipment to be Year 2000 compliant. The remaining piece will be replaced no later than October 1999.

    Rocky Mountain Internet has acquired eight companies since June 1998. We are currently working very closely with each company to determine their state of readiness. Overall, the companies are approximately 85% Y2K compliant from a hardware and software perspective. The Company believes that the remaining 15% non-compliance is a result primarily of not yet being able to complete testing of those components.

    With respect to communications from external third parties requesting that the Company provide verification of Y2K compliance on the Company's goods and services, the Company expects to have formal response letters sent no later than May 15, 1999. With respect to communications from the Company to external third party vendors that provide additional goods and services to the Company, we expect to issue requests to all those parties to provide verification of Y2K compliance on their goods and services no later than May 15, 1999.

    Subsequent testing will indicate what modifications or replacements will be necessary for the Company to be internally Year 2000 ready.

    The Company is currently evaluating the financial impact for Y2K compliance and expects that total costs will not exceed $150,000 to $200,000. The estimates for the costs of the Year 2000 Program are based upon management's best estimates and may be updated or revised as additional information becomes available. The Company has incurred approximately $5,000 thus far on administrative costs in connection with assessing the Year 2000 issues. Due to the Company's headquarters and data center move during the first quarter of 1999, the Company estimates no more than $50,000 was spent for not only the data center move but also to ensure non-Y2K compliant equipment was replaced with equipment that met Y2K standards. The Company is assessing whether or not they will hire an external consultant to assess the state of readiness of all systems which could be affected by the Year 2000 issue. The Company believes such costs will not have a material effect on the Company's financial condition, liquidity or results of operations.

    RISK ASSESSMENT

    The failure by the Company to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Presently, however, the Company perceives that its most reasonably likely worst case scenario related to the Year 2000 is associated with potential concerns with third party services or products. The Company is dependent on a significant number of third party vendors to provide both network services or equipment. A significant Year 2000-related disruption of the network services or equipment provided to the Company by third party vendors could cause customers to consider seeking alternate providers or cause an unmanageable burden on customer service and technical support, which in turn could materially and adversely affect the Company's results of operations, liquidity and financial condition. Although the Company believes that internal Y2K compliance will be achieved by December 31, 1999, there can be no assurance that the Y2K problem will not have a material adverse affect on the Company's business, financial condition and results of operations as a result of third party failures.

    CONTINGENCY PLANS

    Due to the current phase in which the Company is in of its Year 2000 analysis, the Company is currently unable at this time to fully assess its risk and determine what contingency plans, if any, need to be implemented by the Company. The Company's primary concern, at this point, is with its third party communications providers. These service providers are conducting their own assessments of their

Year 2000 readiness. The Company expects that these third party vendors will be Year 2000 ready. However, any failure by third party vendors to resolve any Year 2000 issues on a timely basis or in a manner that is compatible with the Company's systems could have a material adverse effect on the Company. Preliminary indications are, however, that the Company's third-party providers are, or will be, Year 2000 compliant.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company does not have any derivative financial instruments as of December 31, 1998. The Company's interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on the Company's cash equivalents. The Company's long-term debt has fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. To mitigate the impact of fluctuations in interest rates, the Company generally enters into fixed rate investing and borrowing arrangements. As a result, the Company believes that the market risk arising from holdings of its financial instruments is not material.

ITEM 8.  FINANCIAL STATEMENTS

                         ROCKY MOUNTAIN INTERNET, INC.
                             AUDITORS' REPORTS AND
                       CONSOLIDATED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                            ---------
CONSOLIDATED FINANCIAL STATEMENTS

  Report of Independent Auditors--Ernst & Young LLP.......................................................         37

  Independent Accountants' Report--Baird, Kurtz & Dobson..................................................         38

  Consolidated Balance Sheets as of December 31, 1998 and 1997............................................         39

  Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996..............         40

  Consolidated Statements of Stockholders' Equity and Redeemable, Convertible Preferred Stock for the
    Years Ended December 31, 1998, 1997 and 1996..........................................................         41

  Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996..............         42

  Summary of Accounting Policies..........................................................................      43-47

  Notes to Consolidated Financial Statements..............................................................      43-60

Schedule--

  II Valuation and Qualifying Accounts....................................................................         61

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Rocky Mountain Internet, Inc.

    We have audited the accompanying consolidated balance sheet of Rocky Mountain Internet, Inc. as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rocky Mountain Internet, Inc. at December 31, 1998, and the consolidated results of its operations and its cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Denver, Colorado
March 26, 1999

                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Rocky Mountain Internet, Inc.
Denver, Colorado

    We have audited the accompanying consolidated balance sheet of Rocky Mountain Internet, Inc. as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Internet, Inc. as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth within.

                                          /s/ BAIRD, KURTZ & DOBSON

Denver, Colorado
February 27, 1998

                         ROCKY MOUNTAIN INTERNET, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                                                                            1998          1997
                                                                                        ------------  ------------
                                                      ASSETS

CURRENT ASSETS
  Cash and cash equivalents...........................................................  $  5,729,346  $  1,053,189
  Trade receivables, less allowance for doubtful accounts; 1998--$265,000; 1997--
    $176,000..........................................................................     1,598,479       672,094
  Inventories.........................................................................        56,440        46,945
  Other...............................................................................       224,629       112,891
                                                                                        ------------  ------------
    Total Current Assets..............................................................     7,608,894     1,885,119
                                                                                        ------------  ------------
PROPERTY AND EQUIPMENT, NET (NOTE 2)..................................................     3,540,400     2,649,649

Goodwill, net of accumulated amortization of $839,210 and $112,590, respectively......    13,101,814       470,096
Other.................................................................................       430,693        77,255
                                                                                        ------------  ------------
    Total assets......................................................................  $ 24,681,801  $  5,082,119
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable....................................................................  $  2,280,101  $    581,366
  Current maturities of long-term debt and capital lease obligations (Note 3).........       915,211       609,390
  Deferred revenue....................................................................       513,167       345,857
  Accrued payroll and related taxes...................................................       302,660       182,569
  Accrued expenses....................................................................     1,611,242       374,940
                                                                                        ------------  ------------
    Total Current Liabilities.........................................................     5,622,381     2,094,122
                                                                                        ------------  ------------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (NOTE 3).................................       493,963       904,627
                                                                                        ------------  ------------
    Total liabilities.................................................................     6,116,344     2,998,749
                                                                                        ------------  ------------

REDEEMABLE, CONVERTIBLE PREFERRED STOCK: (NOTE 7)
  Series B, $.001 par value; 9,600 shares authorized, 8,000 shares issued and
    outstanding (liquidation preference of $8,000,000), net...........................     6,747,843            --

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY
  Series A Preferred stock, $.001 par value; 750,000 shares authorized, 0 and 40,000
    shares issued and outstanding, respectively.......................................            --            40
  Common stock, $.001 par value; 25,000,000 shares authorized, 9,446,271 and 6,736,889
    issued, respectively, 9,384,677 and 6,677,846 outstanding, respectively...........         9,384         6,677
  Additional paid-in capital..........................................................    29,257,415     9,206,780
  Accumulated deficit.................................................................   (17,449,185)   (6,747,050)
  Unearned compensation...............................................................            --      (383,077)
                                                                                        ------------  ------------
                                                                                          11,817,614     2,083,370
                                                                                        ------------  ------------
                                                                                        $ 24,681,801  $  5,082,119
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                 See Notes to Consolidated Financial Statements

                         ROCKY MOUNTAIN INTERNET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                           1998           1997           1996
                                                                      --------------  -------------  -------------
Revenue
  Communication Services............................................  $    7,974,449  $   5,075,997  $   2,861,530
  Web Solutions.....................................................       2,112,561      1,051,114        420,049
                                                                      --------------  -------------  -------------
                                                                          10,087,010      6,127,111      3,281,579
                                                                      --------------  -------------  -------------
Cost of revenue earned
  Communication Services............................................       3,470,933      2,060,315      1,098,525
  Web Solutions.....................................................          50,589             --          5,142
                                                                      --------------  -------------  -------------
                                                                           3,521,522      2,060,315      1,103,667
                                                                      --------------  -------------  -------------
Gross profit........................................................       6,565,488      4,066,796      2,177,912

General, selling, and administrative expenses.......................       9,184,032      6,980,217      4,184,900
Costs related to unsuccessful merger attempt........................       6,071,106             --             --
Depreciation and amortization.......................................       1,788,512        887,285        274,206
                                                                      --------------  -------------  -------------
Operating loss......................................................     (10,478,162)    (3,800,706)    (2,281,194)
                                                                      --------------  -------------  -------------
Other income (expense)
  Interest expense..................................................        (319,665)      (402,086)      (157,042)
  Interest income...................................................          51,432         54,461         44,322
  Other income (expense), net.......................................          77,593         (4,522)        51,343
                                                                      --------------  -------------  -------------
                                                                            (190,640)      (352,147)       (61,377)
                                                                      --------------  -------------  -------------
Net loss............................................................     (10,668,802)    (4,152,853)    (2,342,571)
Preferred stock dividends...........................................          33,333         26,875         25,000
                                                                      --------------  -------------  -------------
Net loss applicable to common Stockholders..........................  $  (10,702,135) $  (4,179,728) $  (2,367,571)
                                                                      --------------  -------------  -------------
                                                                      --------------  -------------  -------------
Basic and diluted loss per common share.............................  $        (1.39) $       (0.79) $       (1.03)
                                                                      --------------  -------------  -------------
                                                                      --------------  -------------  -------------
Weighted average common shares outstanding..........................       7,690,000      5,268,000      2,295,000
                                                                      --------------  -------------  -------------
                                                                      --------------  -------------  -------------

                 See Notes to Consolidated Financial Statements

                         ROCKY MOUNTAIN INTERNET, INC.
       CONSOLIDATED STATEMENTS OF REDEEMABLE, CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                                STOCKHOLDERS' EQUITY
                                                                REDEEMABLE,        ----------------------------------------------
                                                                CONVERTIBLE
                                                              PREFERRED STOCK         PREFERRED STOCK           COMMON STOCK
                                                           ----------------------  ----------------------  ----------------------
                                                             SHARES      AMOUNT     SHARES      AMOUNT      SHARES      AMOUNT
                                                           -----------  ---------  ---------  -----------  ---------  -----------
BALANCE, JANUARY 1, 1996.................................          --   $      --         --   $      --   1,868,000   $   1,868
  Issuance of Series A preferred stock...................          --          --    250,000         250          --          --
  Issuance of common stock...............................          --          --         --          --   1,365,000       1,365
  Stock option compensation..............................          --          --         --          --          --          --
  Issuance of underwriters' warrants.....................          --          --         --          --          --          --
  Conversion of debentures into common stock.............          --          --         --          --   1,225,000       1,225
  Dividends on Series A preferred stock..................          --          --         --          --          --          --
  Issuance of common stock for acquisitions..............          --          --         --          --      82,723          83
    Net loss.............................................          --          --         --          --          --          --
                                                                -----   ---------  ---------         ---   ---------  -----------
BALANCE, DECEMBER 31, 1996...............................          --          --    250,000         250   4,540,723       4,541
  Conversion of Series A preferred to common stock.......          --          --   (210,000)       (210)    210,136         210
  Issuance of common stock in private placement..........          --          --         --          --     621,000         621
  Stock option compensation..............................          --          --         --          --          --          --
  Issuance of common stock in stock purchase agreement...          --          --         --          --   1,225,000       1,225
  Dividends on Series A preferred stock..................          --          --         --          --          --          --
  Issuance of common stock for acquisitions..............          --          --         --          --     116,930         117
  Purchase of treasury stock.............................          --          --         --          --     (59,043)        (60)
  Stock options exercised................................          --          --         --          --      23,100          23
    Net loss.............................................          --          --         --          --          --          --
                                                                -----   ---------  ---------         ---   ---------  -----------
BALANCE, DECEMBER 31, 1997...............................          --          --     40,000          40   6,677,846       6,677
  Conversion of Series A preferred to common stock.......          --          --    (40,000)        (40)     40,150          40
  Issuance of common stock for Acquisitions (Note 10)....          --          --         --          --   1,222,418       1,222
  Issuance of Series B preferred stock and related
    warrants in private placement........................       8,000   6,747,843         --          --          --          --
  Dividends on Series B preferred stock..................          --          --         --          --          --          --
  Stock option compensation..............................          --          --         --          --          --          --
  Stock issued for purchased software....................          --          --         --          --      25,000          25
  Warrants issued in connection with unsuccessful
    merger...............................................          --          --         --          --          --          --
  Purchase of treasury stock.............................          --          --         --          --     (13,629)        (13)
  Stock options and warrants exercised...................          --          --         --          --   1,421,814       1,422
  Common stock contribution to pension plan..............          --          --         --          --      11,078          11
    Net loss.............................................          --          --         --          --          --          --
                                                                -----   ---------  ---------         ---   ---------  -----------
BALANCE, DECEMBER 31, 1998...............................       8,000   $6,747,843        --   $      --   9,384,677   $   9,384
                                                                -----   ---------  ---------         ---   ---------  -----------
                                                                -----   ---------  ---------         ---   ---------  -----------


                                                           ADDITIONAL
                                                            PAID-IN    ACCUMULATED     UNEARNED
                                                            CAPITAL      DEFICIT     COMPENSATION     TOTAL
                                                           ----------  ------------  -------------  ----------
BALANCE, JANUARY 1, 1996.................................  $   28,847   $ (199,751)    $      --    $ (169,036)
  Issuance of Series A preferred stock...................     405,750           --            --       406,000
  Issuance of common stock...............................   3,775,887           --            --     3,777,252
  Stock option compensation..............................      52,807           --            --        52,807
  Issuance of underwriters' warrants.....................         100           --            --           100
  Conversion of debentures into common stock.............     488,775           --            --       490,000
  Dividends on Series A preferred stock..................          --      (25,000)           --       (25,000)
  Issuance of common stock for acquisitions..............     127,802           --            --       127,885
    Net loss.............................................          --   (2,342,571)           --    (2,342,571)
                                                           ----------  ------------  -------------  ----------
BALANCE, DECEMBER 31, 1996...............................   4,879,968   (2,567,322)           --     2,317,437
  Conversion of Series A preferred to common stock.......          --           --            --            --
  Issuance of common stock in private placement..........   1,117,299           --            --     1,117,920
  Stock option compensation..............................     551,194           --      (383,077)      168,117
  Issuance of common stock in stock purchase agreement...   2,397,352           --            --     2,398,577
  Dividends on Series A preferred stock..................          --      (26,875)           --       (26,875)
  Issuance of common stock for acquisitions..............     306,830           --            --       306,947
  Purchase of treasury stock.............................     (77,940)          --            --       (78,000)
  Stock options exercised................................      32,077           --            --        32,100
    Net loss.............................................          --   (4,152,853)           --    (4,152,853)
                                                           ----------  ------------  -------------  ----------
BALANCE, DECEMBER 31, 1997...............................   9,206,780   (6,747,050)     (383,077)    2,083,370
  Conversion of Series A preferred to common stock.......          --           --            --            --
  Issuance of common stock for Acquisitions (Note 10)....  12,713,904           --            --    12,715,126
  Issuance of Series B preferred stock and related
    warrants in private placement........................     662,019           --            --       662,019
  Dividends on Series B preferred stock..................          --      (33,333)           --       (33,333)
  Stock option compensation..............................          --           --       383,077       383,077
  Stock issued for purchased software....................     302,725           --            --       302,750
  Warrants issued in connection with unsuccessful
    merger...............................................   4,161,618           --            --     4,161,618
  Purchase of treasury stock.............................     (17,987)          --            --       (18,000)
  Stock options and warrants exercised...................   2,160,949           --            --     2,162,371
  Common stock contribution to pension plan..............      67,407           --            --        67,418
    Net loss.............................................          --  (10,668,802)           --    (10,668,802)
                                                           ----------  ------------  -------------  ----------
BALANCE, DECEMBER 31, 1998...............................  $29,257,415 ($17,449,185)   $      --    $11,817,614
                                                           ----------  ------------  -------------  ----------
                                                           ----------  ------------  -------------  ----------

                 See Notes to Consolidated Financial Statements

                         ROCKY MOUNTAIN INTERNET, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                            1998           1997          1996
                                                                        -------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss............................................................  $ (10,668,802) $ (4,152,853) $ (2,342,571)
  Items not requiring cash:
    Depreciation......................................................      1,062,892       196,491        88,162
    Amortization......................................................        725,620       690,794       186,044
    Loss on disposal of fixed assets..................................             --        13,128            --
    Issuance of warrants for services related to unsuccessful
      merger..........................................................      4,161,618            --            --
    Stock option compensation.........................................        383,077       168,117        52,807
    Stock contribution to pension plan................................         67,418            --            --
  Changes in operating assets and liabilities net of effects from acquired interests (Note 9):
    Trade receivables.................................................       (433,597)     (140,067)     (417,999)
    Inventories.......................................................         37,032        44,102       (78,862)
    Other current assets..............................................        (96,752)       33,119      (154,741)
    Accounts payable..................................................      1,027,052       156,206       224,618
    Deferred revenue..................................................       (181,542)      127,736        41,268
    Accrued payroll and related taxes.................................        120,091      (345,591)      443,208
    Accrued expenses..................................................      1,172,512       (85,896)      429,886
                                                                        -------------  ------------  ------------
      Net cash used in operating activities...........................     (2,623,381)   (3,294,714)   (1,528,180)
                                                                        -------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment.................................       (638,813)     (287,931)     (900,235)
  Purchase of investments.............................................             --            --    (1,756,629)
  Proceeds from investments...........................................             --     1,356,629       400,000
  Cash paid for acquisitions, net of cash acquired (Note 9)...........        (40,878)     (150,000)      (70,478)
                                                                        -------------  ------------  ------------
      Net cash provided by (used in) investing activities.............       (679,691)      918,698    (2,327,342)
                                                                        -------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock and warrants.....................      2,162,371     3,535,397     3,777,352
  Proceeds from sale of preferred stock and related warrants, net.....      7,409,862            --       406,000
  Proceeds from notes payable.........................................             --       500,000         6,689
  Proceeds from long-term debt........................................             --       200,000       135,404
  Payment of preferred stock dividend.................................             --       (26,875)      (25,000)
  Purchase of treasury stock..........................................        (18,000)      (78,000)           --
  Payments on notes payable...........................................             --      (504,250)      (26,108)
  Payments for deferred stock issuance costs..........................       (322,423)           --            --
  Payments on long-term debt and capital lease obligations............     (1,252,581)     (546,045)     (344,498)
                                                                        -------------  ------------  ------------
      Net cash provided by financing activities.......................      7,979,229     3,080,227     3,929,839
                                                                        -------------  ------------  ------------
INCREASE IN CASH AND CASH EQUIVALENTS.................................      4,676,157       704,211        74,317
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..........................      1,053,189       348,978       274,661
                                                                        -------------  ------------  ------------
CASH AND CASH EQUIVALENTS, END OF YEAR................................  $   5,729,346  $  1,053,189  $    348,978
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------

                 See Notes to Consolidated Financial Statements

                         ROCKY MOUNTAIN INTERNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

    Rocky Mountain Internet ("the Company") is a premier nationwide E-Business and communications services provider for small- and medium-sized business enterprises, as well as dial-up residential customers. The Company operates 11 Internet points of presence ("POPs") in Colorado, and through agreements with third-party providers, provides Internet access in 90 of the 100 largest metropolitan statistical areas in the United States. The Company monitors and controls its network through its Network Operations Center in Denver, Colorado. The Company also offers services through its offices located in Alabama, Arizona, Illinois, Kansas, Maryland and Washington. The Company intends to provide comprehensive nationwide communications services to its customers, including:

    - dedicated Internet access;

    - dial-up Internet access;

    - IP Telephony;

    - point-to-point private line;

    - frame relay; and

    - local and long distance telephone service.

    The Company also offers its customers a full range of value-added Web Solutions services, including web site hosting, web site production and marketing, e-commerce, and web training. In addition, the Company is developing a mature Portal/Search Engine known as Infohiway, that provides a variety of services for Internet users.

PRINCIPLES OF CONSOLIDATION

    The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

CASH EQUIVALENTS

    The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 1998 and 1997, cash equivalents consisted primarily of money market accounts and commercial paper.

                         ROCKY MOUNTAIN INTERNET, INC.

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

    Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

    The Company places its cash and temporary cash investments with quality financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and markets which comprise the Company's customer base. The Company generally does not require collateral and receivables are generally due within 30 days.

    The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated fair value because of the immediate or short-term maturity of these instruments. The difference between the carrying amount and fair value of the Company's long-term debt is not significant.

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

COST OF REVENUE EARNED

    Communication Services cost of revenue earned consists of the cost of high speed data circuits and telephone lines that allow customers access to the Company's service plus Internet access fees paid by the Company to Internet backbone carriers. Cost of revenue earned for Web Solutions consists solely of outside services required for specific projects.

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

LONG-LIVED ASSETS

    The Company follows the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides

                         ROCKY MOUNTAIN INTERNET, INC.

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

ADVERTISING

    The Company expenses advertising costs as incurred. During the years ended December 31, 1998, 1997 and 1996, the Company incurred $267,789, $274,726 and
$167,565, respectively, in advertising costs.

OTHER ASSETS

    Other assets consists primarily of goodwill. The excess of the purchase price over the fair value of net assets acquired in business acquisitions is recorded as goodwill and is being amortized on a straight line basis over five years. The carrying value of goodwill is periodically reviewed and impairments, if any, are recognized when expected future benefit to be derived from individual intangible assets is less than its carrying value.

INVENTORIES

    Inventories consist of Internet access equipment and are valued at the lower of cost of market. Cost is determined using the first-in, first-out (FIFO) method.

NET LOSS PER SHARE

    The Company follows the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity. All prior earnings per share data has been restated to reflect the requirements of SFAS No. 128. The adoption of SFAS No. 128 required the Company to restate reported earnings per share for the year ended December 31, 1996. As all of the Company's stock options and warrants are antidilutive, basic and diluted loss per share are the same for all periods presented herein.

INCOME TAXES

    Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. For all periods presented, the Company's net deferred tax asset has been fully reserved with a valuation allowance.

COMPREHENSIVE INCOME

    As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company does not have any items which would qualify for disclosure under this statement.

                         ROCKY MOUNTAIN INTERNET, INC.

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STOCK COMPENSATION

    The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options granted to employees when the option price equals or exceeds the market price of the underlying common stock on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income (loss) as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. See Note 9 for required disclosure.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for the Company's fiscal year ending December 31, 1999. Adoption is not expected to have a material effect on the Company's consolidated financial statements as the Company's policies are substantially in compliance with SOP 98-1.

    In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 is effective for the Company's fiscal year ending December 31, 1999. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Adoption is not expected to have a material effect on the Company's consolidated financial statements.

    In June 1998, the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

                         ROCKY MOUNTAIN INTERNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MANAGEMENT'S PLANS

    The Company has incurred a net loss of approximately $10.7 million, $4.6 million excluding the loss recorded for the failed Internet Communications Company ("ICC") merger (see note 4 for further discussion of the failed merger), for the year ended December 31, 1998 and anticipates incurring a net loss for the year ended December 31, 1999. Management of the Company intends to fund this anticipated net loss by utilizing its existing cash resources, proceeds from a commitment letter, subject to conditions, from an investor to purchase an additional $5.0 million of the Company's Redeemable, Convertible Preferred Stock and proceeds received from potential exercises of the Company's outstanding initial public offering and private placement warrants. Management believes these resources will be adequate to fund its operating and capital requirements through at least January 1, 2000.

RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2:  PROPERTY AND EQUIPMENT

                                                                                            1998          1997
                                                                                        ------------  ------------
Equipment.............................................................................  $  4,151,719  $  2,927,016
Computer software.....................................................................       699,330       218,801
Leasehold improvements................................................................       185,935       190,235
Furniture, fixtures, and office equipment.............................................       436,201       431,814
                                                                                        ------------  ------------
                                                                                           5,473,185     3,767,866
Less accumulated depreciation.........................................................     1,932,785     1,118,217
                                                                                        ------------  ------------
                                                                                        $  3,540,400  $  2,649,649
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Equipment acquired under capital lease obligations had a cost of $2,540,855 and $2,291,092 and accumulated depreciation of $1,222,577 and $681,597 at December 31, 1998 and 1997, respectively.

                         ROCKY MOUNTAIN INTERNET, INC.

NOTE 3:  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Long-term debt and capital lease obligations at December 31, 1998 and 1997, consisted of the following:

                                                                                            1998          1997
                                                                                        ------------  ------------
Capital lease obligations payable to finance companies, due in monthly installments aggregating $87,938 including interest ranging from 9.5% to 33% through June 2002, collateralized by equipment. A former officer and shareholder of the Company has guaranteed certain of the leases and one of the leases restricts the payment of preferred stock dividends...........................................................  $  1,336,939  $  1,375,123
Notes payable to bank, due in monthly installments of $5,555 plus interest at 2% over the Bank's index rate (9.75% at December 31, 1998) collateralized by furniture and
  fixtures............................................................................        72,235       138,894
                                                                                        ------------  ------------
                                                                                           1,409,174     1,514,017
Less current maturities...............................................................       915,211       609,390
                                                                                        ------------  ------------
                                                                                        $    493,963  $    904,627
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    Aggregate maturities required on long-term debt and obligations under capital leases at December 31, 1998, are as follows:

                                                                                        CAPITAL
                                                                     LONG-TERM DEBT     LEASES         TOTAL
                                                                     --------------  -------------  ------------
Years ending December 31:
  1999.............................................................    $   66,660     $ 1,048,704   $  1,115,364
  2000.............................................................         5,575         417,977        423,552
  2001.............................................................            --         132,395        132,395
  2002.............................................................            --           6,315          6,315
  2003.............................................................            --              --             --
  Thereafter.......................................................            --              --             --
                                                                     --------------  -------------  ------------
  Total payments...................................................        72,235       1,605,391      1,677,626
  Less amounts representing interest...............................            --        (268,452)      (268,452)
                                                                     --------------  -------------  ------------
  Principal payments...............................................        72,235       1,336,939      1,409,174
  Less current maturities..........................................       (66,660)       (848,551)      (915,211)
                                                                     --------------  -------------  ------------
    Total long-term debt...........................................    $    5,575     $   488,388   $    493,963
                                                                     --------------  -------------  ------------
                                                                     --------------  -------------  ------------

NOTE 4:  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

    The Company leases operating facilities and equipment under operating lease agreements expiring through 2005. Certain of these lease agreements require the Company to pay operating expenses and provide for escalation of annual rentals if the lessor's operating costs increase.

                         ROCKY MOUNTAIN INTERNET, INC.

NOTE 4:  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    At December 31, 1998, the future minimum payments under these leases, exclusive of sublease payments, are as follows:

                                                                                     AMOUNT
                                                                                  ------------
Years ending December 31:
  1999..........................................................................  $  1,059,271
  2000..........................................................................     1,044,811
  2001..........................................................................       706,611
  2002..........................................................................       658,919
  2003..........................................................................       668,628
  Thereafter....................................................................     1,114,380
                                                                                  ------------
                                                                                  $  5,252,620
                                                                                  ------------
                                                                                  ------------

    In February 1997, the Company subleased one of its operating facilities. The Company accrued a loss of $58,073 as of December 31, 1996, as a result of this sublease. Minimum future rentals receivable under this noncancellable operating sublease are $99,507, covering the period through January 2001, which have not been deducted from the above future minimum payments.

    Rent expense was $496,010, $538,625 and $240,720 for the years ended December 31, 1998, 1997 and 1996, respectively.

LETTER OF CREDIT

    At December 31, 1998, the Company had an outstanding letter of credit in the amount of $100,000 to be used in case of default on its main operating facilities lease. The letter of credit was secured by $117,000 currently invested in a money market account.

LITIGATION

    In June 1998, the Company announced it had entered into a merger agreement to acquire Internet Communications Corporation ("ICC"). The closing of the acquisition was subject to various closing conditions, and the merger agreement contained certain rights of termination. On October 13, 1998, the Company announced that it terminated the merger agreement due to, among other things, ICC's failure to satisfy certain obligations under the merger agreement. On October 14, 1998, ICC filed a complaint against the Company in Denver District Court claiming $30 million in damages and alleging, among other things, that the Company had breached the merger agreement and had made certain misrepresentations to ICC with respect to the merger transaction. The Company believes ICC's claims to be without merit and intends to vigorously defend such action and to assert counterclaims against ICC; however, there can be no assurance that the Company will prevail in its defense or counterclaims.

    On November 30, 1998, the Company filed an answer to the ICC Complaint denying their material allegations, asserting a number of affirmative defenses, and disputing their right to any recovery from the Company on any of the claims asserted. In addition, the Company filed a counterclaim against ICC seeking over $175 million in damages for injuries suffered by the Company as a result of ICC's wrongful acts that led to the failure of the proposed high yield debt offering in 1998 and the failure of the proposed merger agreement with ICC.

                         ROCKY MOUNTAIN INTERNET, INC.

NOTE 4:  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    On February 24, 1999, the Denver District Court granted a motion filed by the Company, and disqualified the law firm of Holme Roberts & Owen, LLP (HRO) from continuing to act as litigation counsel for ICC in the lawsuit. The Court agreed with the Company that because HRO had acted as transaction counsel for ICC in the high yield debt offering and the proposed merger, and therefore was a potential material witness and material actor in the underlying activities, it would be inappropriate for HRO to seek to act as trial counsel in the same proceeding where it might be required to serve as a witness or potentially be drawn into the proceedings in some other way.

    The Company is hopeful that it can resolve the dispute with ICC without the necessity for a trial; however, there can be no assurance as to the Company's ability in this regard. In the event that the dispute cannot be resolved expeditiously, the Company expects that it would incur additional costs and expenses as a result of the litigation and that the litigation may hamper the Company's ability to obtain additional financing. As a result of the termination and the related financing transactions which were not completed, the Company incurred costs, expenses and related fees of $6.1 million, a portion of which are in dispute. Of this amount, approximately $4.2 million relates to a non-cash item related to warrants issued by the Company. Of the $6.1 million expensed, $0.8 million remained accrued at December 31, 1998 related to this matter. At this time, the Company is unable to determine the possible outcome of this dispute.

    The warrants underlying the $4.2 million charge described above were issued to the proposed lenders of the failed high yield debt offering. These warrants allow the lenders to acquire 220,833 shares of the Company's common stock at an exercise price of $9.01 per share and 339,167 shares of the Company's common stock at an exercise price of $0.01. Both sets of warrants expire in September 2003. The Company has valued the $4.2 million charge utilizing the Black-Scholes method.

NOTE 5:  BUSINESS ALLIANCES

    The Company has entered into various contracts with unrelated entities to enable the Company to provide customers Internet service within certain areas of Colorado. The unrelated entities own equipment in "points of presence" (POP) sites which the Company utilizes to provide service to customers. The Company pays a portion of the revenues (generally 50%) generated through the use of unrelated parties' equipment. The contracts can be cancelled with notice and if cancelled by the other party the Company has the right, but not the obligation, to acquire the equipment owned by the unrelated parties. The revenues to the Company related to these arrangements amounted to $302,303, $480,951 and $354,565 for the years ended December 31, 1998, 1997 and 1996, respectively, and are included in "Communication Services" revenues in the accompanying consolidated statements of operations. The payables to the unrelated entities for their portion of the aforementioned revenues of $45,164 and $48,089 at December 31, 1998 and 1997, respectively, are included in accrued expenses in the accompanying balance sheets.

NOTE 6:  INCOME TAXES

    Under the provisions of the Internal Revenue Code, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $14,236,000, which expires in the years 2010 through 2019. As a result of a change of control in 1997, a portion of these loss carryforwards

                         ROCKY MOUNTAIN INTERNET, INC.

NOTE 6:  INCOME TAXES (CONTINUED)
may be limited pursuant to Internal Revenue Code Section 382. The tax effects of this and other temporary differences related to deferred taxes were:

                                                                      1998           1997
                                                                  -------------  -------------
Deferred tax assets:
  Net operating loss............................................  $   5,892,000  $   2,317,000
  Deferred stock issuance costs.................................        285,000             --
  Allowance for doubtful accounts...............................         85,000         66,000
  Goodwill......................................................         71,000         42,000
  Accrued expenses..............................................         89,000        108,000
                                                                  -------------  -------------
                                                                      6,422,000      2,533,000
                                                                  -------------  -------------
                                                                  -------------  -------------
Deferred tax liabilities:
  Capitalized software..........................................        (16,000)            --
  Accumulated depreciation......................................       (322,000)      (101,000)
                                                                  -------------  -------------
Net deferred tax asset before valuation allowance...............      6,084,000      2,432,000
Valuation allowance.............................................     (6,084,000)    (2,432,000)
                                                                  -------------  -------------
      Net deferred tax asset....................................  $          --  $          --
                                                                  -------------  -------------
                                                                  -------------  -------------

The actual provisions (credits) for income taxes varied from the expected provision (computed by applying the statutory U.S. federal income tax rates to loss before taxes) because the tax benefits of the net operating losses for the periods ended December 31, 1998, 1997 and 1996, are offset by the valuation allowance.

NOTE 7:  PREFERRED STOCK

SERIES A CONVERTIBLE

    On April 26, 1996, the Board of Directors designated 250,000 shares of preferred stock as Series A Convertible Preferred Stock (Series A Stock) and set the terms of the stock. The Series A Stock accrues cumulative dividends at the rate of 10% per annum. The dividends are payable quarterly to the extent permitted by applicable law.

    During 1998 and 1997, 40,000 and 210,000, respectively, shares of preferred stock were converted into common stock. No shares of Series A Stock were outstanding at December 31, 1998.

SERIES B REDEEMABLE, CONVERTIBLE

    The Company issued 8,000 shares of its Series B Redeemable, Convertible Preferred Stock ("Series B Preferred Stock") through a private placement which was completed on December 10, 1998. The Company received $8 million in gross proceeds from the issuance of the Series B Preferred Stock which was sold to two institutional investors. The Series B Preferred Stock provides for dividends at a rate of $50 per annum per share. These dividends are cumulative. The dividends are payable semiannually commencing May 15, 1999 and may be paid either with cash or by the Company issuing additional shares of Series B Preferred Stock. The Series B Preferred Stock is convertible, subject to certain restrictions, into shares of the Company's common stock at a variable rate, based on a formula linked to the market price at the time of conversion and does not have vesting rights. The terms of the

                         ROCKY MOUNTAIN INTERNET, INC.

NOTE 7:  PREFERRED STOCK (CONTINUED)
Series B Preferred Stock also includes restrictions on conversion depending on certain market conditions, restrictions against short sales and other hedging transactions by the investors and a conversion rate which may be up to a 20% premium to the market price or a discount to the market price depending on the time of conversion. The Series B Preferred Stock may be redeemed by the Company at any time if the Company is in compliance with certain covenants at a minimum redemption price equal to 115% times the outstanding face amount plus accrued but unpaid dividends and interest. In addition, the Series B Preferred Stock may be redeemed at the option of the holders if the Company's common stock ceases to be traded on either the NASDAQ, NASDAQ Small Cap, NYSE or the AMEX stock exchanges, if the Company is unable to convert the shares into common stock upon a requested conversion or if the Company is merged into another entity where the Company's voting stockholders do not collectively own greater than 51% of the merged entity.

    In addition, the Company issued warrants to purchase 155,000 shares of common stock with an exercise price of $13.21, subject to adjustment, exercisable at any time over the next five years, to the purchasers of the Series B Preferred Stock and warrants to purchase 100,000 shares of common stock with an exercise price of $12.20, subject to adjustment, exercisable over the next five years, to certain brokers in connection with the transaction. The Company has agreed to register the common stock issuable upon conversion of the Series B Preferred Stock and the exercise of the warrants pursuant to registration rights agreements. The Company has attributed $662,019 of the proceeds from this issuance to the value of these warrants.

    The Company has the authority to issue up to an additional 740,400 shares of Preferred Stock. The Board of Directors is authorized to determine terms and preferences of the Preferred Stock prior to issuance.

NOTE 8:  COMMON STOCK TRANSACTIONS

PUBLIC OFFERING

    On September 5, 1996, the Company completed a public offering of 1,365,000 units at an offering price of $3.50 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at $4.375 per share for a 23-month period commencing October 5, 1997, and prior to September 5, 1999. Under certain circumstances, the Company may redeem the warrants at $.25 per warrant. Of these warrants, 1,089,368 were unexercised at December 31, 1998. Additionally, the Company sold to the underwriter for $100, warrants to purchase 125,000 units. These underwriter warrants to purchase units are exercisable through September 5, 2000, at an exercise price of $4.20 per unit (for which the accompanying warrant to purchase a share of common stock is exercisable at $6.5625). Costs of the offering, including a 10% commission paid to the underwriters, the underwriter's nonaccountable expense allowance, and professional fees, amounted to $1,000,248, resulting in net proceeds from the offering of $3,777,252.

PRIVATE PLACEMENT

    On September 14, 1997, the Company completed a private placement of units consisting of two shares of common stock and a warrant to purchase one share of common stock. The per unit price was $4.00 and was allocated $1.90 to each share of common stock and $0.20 to the warrant to purchase a share of common stock. The warrants entitle the holder to purchase a share of common stock for $3.00 and expire on June 13, 2000. The net proceeds to the Company from the sale of 310,500 units

                         ROCKY MOUNTAIN INTERNET, INC.

NOTE 8:  COMMON STOCK TRANSACTIONS (CONTINUED)
amounted to $1,117,920 after deducting offering expenses of $124,080. The terms of the offering requires the issuance of additional shares of common stock in the event the Company sells common stock in the future at a cash price, net of discounts and commissions of less than $1.80 per share, exclusive of shares issued upon the exercise of employee stock options. The number of shares issuable under this provision would equate to the number of shares by which purchasers would have been diluted if shares are sold at net price of less than $1.80.

    In connection with that offering, the Company agreed to issue to the placement agent warrants ("Agent's Private Offering Warrants") to purchase units of securities, each unit consisting of two shares of Common Stock and one common stock purchase warrant. The Company has issued to the placement agent, for nominal consideration, 31,050 Agent's Private Offering Warrants. The Warrants will be exercisable for $4.00 per unit (consisting of two shares of common stock and one warrant to purchase one share of common stock for $3.00) and will be exercisable for 5 years.

RESERVED SHARES

    The Company has reserved 834,288 shares of its common stock for the public offering warrants described earlier. The Company has also reserved 206,041 for its common stock option plans.

STOCK PURCHASE AGREEMENT

    On October 1, 1997, the Chief Executive Officer of the Company acquired directly from the Company 1,225,000 shares of the Company's Common Stock and a warrant to purchase 4,000,000 (3,950,000 unexercised at December 31, 1998) shares of the Company's Common Stock for $2,450,000. The warrant is exercisable, in whole or in part, through September 22, 1999, at $1.90 per share.

NOTE 9:  BENEFIT PLANS

MANAGEMENT BONUS PLAN

    The Company had a bonus plan during 1996 which entitled certain employees to receive a cash bonus based upon achievement of specified levels of revenues by the Company for the year ended December 31, 1996. The Company accrued $158,000 in bonuses under the plan in 1996. The Company gave employees the option of receiving their bonuses in cash or stock options. As a result, 40,425 stock options were issued in 1997 to employees at an exercise price of $1.00 per share. The Company adopted a similar plan for 1997, however, no bonuses were earned under the 1997 Plan. There was no bonus plan for 1998.

                         ROCKY MOUNTAIN INTERNET, INC.

NOTE 9:  BENEFIT PLANS (CONTINUED)

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

    In October 1997, the Company granted the Company's Chief Executive Officer (see Note 8) incentive stock options to purchase 191,385 shares of Common Stock at $2.6125 per share and nonqualified stock options to purchase 408,615 shares of Common Stock at $1.00 per share, subject to approval by the stockholders. The options vest one year from the date of grant. Compensation of $383,077 and $168,117 relating to the nonqualified stock options was recorded during the years ended December 31, 1998 and 1997, respectively.

    The Board of Directors has approved the 1998 Employees' Stock Option Plan. This plan reserves 266,544 shares of Common Stock for issuance over the ten-year term of the plan.

    In 1998, the stockholders of the Company approved the adoption of the Rocky Mountain Internet, Inc. 1998 Non-Employee Directors' Stock Option Plan (the "1998 Directors' Plan"), effective as of January 22, 1998. A total of 68,000 shares of common stock have been reserved for issuance over the three-year term of the 1998 Directors' Plan.

    The option exercise price of any option granted under the 1998 Directors' Plan may not be less than the fair market value of the common stock on the date of grant of the option. Upon the effective date of the 1998 Directors' Plan, each non-employee director of the Company was granted options to purchase 8,500 shares of common stock, subject to certain adjustments. On December 31,1998, options to purchase 1,500 shares of common stock vested for each director; if he or she continues to serve as a director for the entire calendar year ending December 31, 1999, options to purchase 3,500 shares of common stock will vest; and if he or she continues to serve as a director for the entire calendar year ending December 31, 2000 and 2001, respectively. Notwithstanding the foregoing, in the event of a change in control of the Company (as defined in the 1998 Directors' Plan), each outstanding option under the 1998 Directors' Plan vests immediately. In addition, in the event of a change in control of the Company, the Administrative Committee (or the board of directors in the absence of such a committee) may: (i) grant a cash bonus award to any optionee in an amount equal to the exercise price of all or any portion of the options then held by the optionee; (ii) pay cash to any or all optionees in exchange for the cancellation of their outstanding options in an amount equal to the difference between the exercise price and the greater of the tender offer price for the common stock underlying

                         ROCKY MOUNTAIN INTERNET, INC.

NOTE 9:  BENEFIT PLANS (CONTINUED)
such options (in the event of a tender offer for the securities of the Company) or the fair market value of the stock on the date of cancellation; and (iii) make any other adjustments or amendments to the outstanding options.

    Each option granted under the 1998 Directors' Plan shall expire not more than five years from the date of grant. The 1998 Directors' Plan terminates on December 31, 2000, unless earlier terminated in the discretion of the Administrative Committee (or the board of directors in the absence of such a committee).

    The following is a summary of the status of the Company's stock option plans at December 31, 1998, 1997 and 1996, and the changes during the years then ended:

                                                      1998                     1997                     1996
                                             -----------------------  -----------------------  -----------------------
                                                          WEIGHTED                 WEIGHTED                 WEIGHTED
                                                           AVERAGE                  AVERAGE                  AVERAGE
                                                          EXERCISE                 EXERCISE                 EXERCISE
                                               SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                             ----------  -----------  ----------  -----------  ----------  -----------
Outstanding, Beginning of year.............   1,089,670   $    1.67      285,730        1.68           --   $      --
Options granted............................     240,000        5.70      900,900        1.68      285,730        1.68
Options forfeited..........................     (59,989)       2.56      (73,860)       1.81           --          --
Options exercised..........................    (638,988)       1.37      (23,100)       1.65           --          --
                                             ----------       -----   ----------       -----   ----------       -----
Outstanding, end of year...................     630,693   $    3.43    1,089,670   $    1.67      285,730   $    1.68
                                             ----------       -----   ----------       -----   ----------       -----
                                             ----------       -----   ----------       -----   ----------       -----
Options exercisable, end of year...........     396,193                  489,670                   26,500

    For purposes of applying SFAS No. 123, the fair value of each option granted is estimated on the date of the grant using the Black-Scholes method with the following weighted-average assumptions:

                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
Dividend per share.............................................  $    0.00  $    0.00  $    0.00
Risk-free interest rate........................................      5.50%       6.0%      6.16%
Expected life of options.......................................    5 years    5 years    5 years

Weighted-average fair value of options granted.................  $    5.19  $    1.29  $    1.90

    Had compensation cost been determined based upon the fair value at the grant dates for all awards pursuant to the method set forth in SFAS No. 123, the Company would have increased its net loss to the pro forma amounts indicated below:

                                                    1998            1997            1996
                                               --------------  --------------  --------------
Net loss:
  As reported................................  $  (10,668,802) $   (4,152,853) $   (2,342,571)
                                               --------------  --------------  --------------
                                               --------------  --------------  --------------
  Pro forma..................................  $  (11,825,776) $   (4,921,500) $   (2,416,829)
                                               --------------  --------------  --------------
                                               --------------  --------------  --------------
Net loss per common share:
  As reported................................  $        (1.39) $        (0.79) $        (1.03)
                                               --------------  --------------  --------------
                                               --------------  --------------  --------------
  Pro forma..................................  $        (1.54) $        (0.93) $        (1.05)
                                               --------------  --------------  --------------
                                               --------------  --------------  --------------

                         ROCKY MOUNTAIN INTERNET, INC.

NOTE 9:  BENEFIT PLANS (CONTINUED)
    The Black-Scholes method option valuation model was developed for use in estimating the fair value of options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions such as expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    The following table summarizes information about stock options under the plans outstanding at December 31, 1998:

                          OPTIONS OUTSTANDING
                 -------------------------------------    OPTIONS EXERCISABLE
                               WEIGHTED-                ------------------------
                                AVERAGE     WEIGHTED-                 WEIGHTED-
                               REMAINING     AVERAGE                   AVERAGE
   RANGE OF        NUMBER     CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
EXERCISE PRICES  OUTSTANDING     LIFE         PRICE     EXERCISABLE     PRICE
---------------  -----------  -----------  -----------  -----------  -----------
$0.40--2.75         490,193    4.08 years   $    2.33      396,193    $    2.12
$7.25--7.63         130,500    5.00 years   $    7.44           --    $      --
$10.19               10,000    5.00 years   $   10.19           --    $      --

    One nonqualified stock option to purchase 25,000 shares at $0.40 per share was granted under the Employee Plan in 1997. This option vested immediately. Compensation of $40,000 relating to this option was recorded to compensation expense in 1997. The remaining Employee Plan options above have a five year term and vested fully during 1997 due to a change in control of the Company.

401(K) PLAN

    The Board of Directors has approved a 401(k) Savings and Retirement Plan that covers substantially all employees effective January 16, 1998. The Company's contributions to the Plan will be determined annually by the Board of Directors. For the year ended December 31, 1998 the Company recorded the fair value of the common stock contributed to the 401(k) plan of $67,418 as expense.

NOTE 10:  ACQUISITIONS

    On June 5, 1998, the Company acquired all of the outstanding common stock of Infohiway Inc. Infohiway Inc. has developed a search engine which the Company believes has unique data searching features. The Company issued 150,000 shares of common stock valued at $1,335,000.

    On June 30, 1998 the company acquired all of the outstanding common stock of Application Methods, Inc. Application Methods develops software and has recently developed an e-commerce product. The Company issued 286,396 shares of common stock valued at $3,239,000. Additionally, the shareholders are entitled to receive an additional number of shares of the Company's common stock to be earned (30% of the net income of the Application Methods subsidiary for a three year period following closing up to a maximum of $2,500,000) based upon the surviving corporation obtaining certain financial performance criteria in six month intervals over the three year period following closing. For the six month interval between July 1, 1998 and December 31, 1998, the surviving corporation has experienced a loss, thus, no contingent shares have been earned as of December 31, 1998.

                         ROCKY MOUNTAIN INTERNET, INC.

NOTE 10:  ACQUISITIONS (CONTINUED)
    On November 24, 1998 the Company purchased certain assets and assumed certain liabilities from Unicom Communications, a Kansas City based Internet access and web hosting provider. The Company issued 172,152 shares of common stock, 17,215 of which was issued into escrow subsequent to December 31, 1998, valued at a total of $1,700,000.

    On November 30, 1998 the Company purchased certain assets and assumed certain liabilities from Stonehenge Internet Communications, a Denver based ISP. The Company issued 49,862 shares of the Company's common stock valued at $450,000.

    On November 20, 1998 the Company, acquired all of the outstanding capital stock of Internet Now, a Phoenix based ISP. The Company paid cash of $150,000 and issued 171,250 shares of the Company's common shares valued at $1,691,000.

    On December 4, 1998 the Company acquired certain assets and liabilities of DataXchange Network, an Internet backbone network provider. As consideration the Company issued 410,000 shares of the Company's common stock valued at $4,300,000. In addition, up to 250,000 shares of the Company's common stock and 410,000 warrants to purchase the Company's common stock may be issued upon the achievement of certain financial thresholds.

    Results of acquired entities are included in the Company's operations upon the acquisition date. All acquisitions have been accounted for utilizing the purchase method of accounting. Most of the purchase price was allocated to goodwill for acquisitions consumated during 1998. Certain of these purchase price allocations are preliminary.

    Unaudited pro forma consolidated operations for the years ended December 31, 1998 and 1997, assuming the acquisitions were completed on January 1 of each year:

                                                                      1998           1997
                                                                 --------------  -------------
Net sales......................................................  $   15,475,000  $  11,093,000
Net loss.......................................................  $  (10,997,000) $  (4,998,000)
Net loss per share.............................................  $        (1.23) $       (0.77)

NOTE 11:  RELATED PARTY TRANSACTIONS

    Effective October 1, 1997, the Company issued and sold to the Chief Executive Officer, Mr. Douglas H. Hanson, 1,225,000 shares of Common Stock for a purchase price of $2,450,000, or $2.00 per share. As the result of the transaction, Mr. Hanson also became the Company's President, Chief Executive Officer, and Chairman of the Board of Directors.

    The Company agreed to issue to Mr. Hanson warrants (the "Warrants") to purchase 4,000,000 (3,950,000 unexercised at December 31, 1998) shares of common stock for an exercise price of $1.90 per share, subject to adjustment, and the Company granted him incentive stock options to purchase 191,385 shares of common stock for an exercise price of $2.6125 per share and non-qualified stock options to purchase 408,615 shares of common stock for an exercise price of $1.00 per share (collectively, the "Options") pursuant to the Company's 1997 Stock Option Plan (the "1997 Plan"). The Options vested in 1998. The remaining Warrants expire on September 2, 1999.

    Pursuant to a Stock Purchase Agreement between Mr. Hanson and Roy J. Dimoff, the Company's former Chief Executive Officer, dated as of October 1, 1997, Mr. Dimoff sold to Mr. Hanson 150,000

                         ROCKY MOUNTAIN INTERNET, INC.

NOTE 11:  RELATED PARTY TRANSACTIONS (CONTINUED)
shares of Common Stock for a purchase price of $300,000, or $2.00 per share. Contemporaneously with this purchase and sale, Mr. Dimoff resigned as a director and as President and Chief Executive Officer of the Company. In addition, as discussed below, Mr. Hanson entered into a Shareholders' Voting Agreement and Irrevocable Proxy with Mr. Dimoff and six other stockholders pursuant to which Mr. Hanson obtained the right to vote certain shares of Common Stock beneficially owned by Mr. Dimoff and such other stockholders.

    Pursuant to a Stock Purchase Agreement among Mr. Hanson, Christopher K. Phillips, Jim D. Welch, and Kevin R. Loud, dated as of October 1, 1997, Mr. Hanson purchased 50,000 shares, 50,000 shares, and 25,000 shares of Common Stock from Messrs. Phillips, Welch, and Loud, respectively, for an aggregate purchase price of $250,000, in each case for $2.00 per share. In addition, as discussed below, Mr. Hanson entered into a Shareholders' Voting Agreement and Irrevocable Proxy with Messrs. Phillips, Welch, and Loud pursuant to which Mr. Hanson obtained the right to vote certain shares of Common Stock beneficially owned by them.

    In December, 1996, the Company acquired the assets of The Information Exchange, LLC., and a Denver based voice messaging service company, a related party through common ownership. Roy J. Dimoff, at the time President and CEO of Rocky Mountain Internet, Inc. (RMI), held a 51% ownership share of The Information Exchange and Nancy Phillips, Vice President of Operations of RMI at the time held a 31% share of The Information Exchange. RMI issued 52,723 shares of common stock in exchange for 100% ownership of The Information Exchange.

    In connection with the resignation by Mr. Dimoff effective October 1, 1997, the Company and Mr. Dimoff entered into a Waiver and Release pursuant to which, among other matters, (i) the Company agreed to pay Mr. Dimoff $102,000 (less all federal and state withholdings on wages) in respect of the severance of his prior employment relationship with the Company and to reimburse Mr. Dimoff for his attorney's fees (up to a maximum of $2,000) for the negotiation of the Waiver and Release. One quarter of the severance amount ($25,500) was payable, and was paid, upon execution of the Waiver and Release and the remainder was payable in nine equal monthly installments on the first day of each month commencing on January 1, 1998; (ii) Mr. Dimoff agreed not to make use of or to divulge to any other person any confidential information (as defined in the Waiver and Release) relating to the Company; and (iii) Mr. Dimoff agreed to not compete with the Company, directly or indirectly, in certain geographic areas specified in the Waiver and Release until October 1, 1998, except that, at any time after December 2, 1997, Mr. Dimoff may elect to terminate the `agreement not to compete by giving 30 days' prior written notice to the Company of this election. In the event that Mr. Dimoff terminates his covenant not to compete, the Company will have no further obligation to make any remaining severance payments to Mr. Dimoff. Mr. Dimoff has provided such notice and effective March 6, 1998 no further severance payments were due him and his agreement not to compete is terminated.

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

    In August 1998, Mr. Hanson loaned $400,000 to the Company for various working capital needs, on October 20, 1998 he loaned another $400,000 for working capital needs and in November 1998

                         ROCKY MOUNTAIN INTERNET, INC.

NOTE 11:  RELATED PARTY TRANSACTIONS (CONTINUED)
Mr. Hanson loaned an additional $200,000 for working capital needs. Such loans were consolidated and were evidenced by one promissory note. The principal amount of the promissory note, together with interest at the rate of 11% per annum, was scheduled to be payable in full 90 days after November 19, 1998. Mr. Hanson was repaid in full plus interest in December 1998.

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

NOTE 12:  ADDITIONAL CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING ACTIVITIES                     1998       1997       1996
                                                            ----------  ---------  ---------
Capital lease obligations incurred for equipment..........  $  310,287  $ 273,859  $1,672,244
Common stock issued to purchase software..................     302,750         --         --
Accrual of preferred stock dividend.......................      33,333         --         --
Long-term debt converted to common stock..................          --         --    490,000
Common stock issued in connection with acquisitions.......  12,715,126    306,947    127,885
Other.....................................................          --     32,310         --
ADDITIONAL CASH PAYMENTS INFORMATION
  Interest paid                                             $  296,293  $ 396,731  $ 159,007

NOTE 13:  SUBSEQUENT EVENTS

    On February 2, 1999, the Company acquired all of the outstanding common stock of the August 5th Corporation, d/b/a Dave's World, an Illinois corporation headquartered in Bloomington, Illinois ("Dave's World"), pursuant to which Dave's World merged with and into the Company. Pursuant to the terms of the Merger Agreement, the Company provided the shareholders of Dave's World, in the aggregate, approximately $3,000,000, payable in shares of Common Stock of the Company.

                         ROCKY MOUNTAIN INTERNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:  SUBSEQUENT EVENTS (CONTINUED)

    On February 5, 1999, the Company acquired substantially all of the assets of ImageWare Technologies, L.L.C., an Alabama limited liability company ("ImageWare"), and Communication Network Services, L.L.C., an Alabama limited liability company ("CNS"), pursuant to the terms of an Asset Purchase Agreement. ImageWare and CNS were affiliated telecommunications services companies, which provided long-distance and local telecommunications services as well as telemarketing services. The Agreement, entered into by and among the Company, ImageWare, and CNS, provided that the Company would purchase the assets of the two related companies for approximately $565,000, payable in the form of restricted common stock of the Company, and would assume certain liabilities of the related companies.

NOTE 14:  SEGMENT INFORMATION

    The Company's management regularly evaluates the performance of the Company by reviewing operating results comprising two segments of the business. As such, the Company considers each division to be an operating segment. In 1998, the Company had two operations segments: Web Solutions which is web development and related commerce and Communication Services which is Internet Services, Long Distance and related services. Both are 100% owned by Rocky Mountain Internet, Inc. In July 1998, the Company acquired Application Methods which added to the revenues of the Web Solutions segment.

    In making operating decisions and allocating resources, the Company's management specifically focuses on the revenues and operating costs generated by each operating segment, as summarized in the following tables. Certain shared costs of the segments have been allocated to each segment based upon its share of the consolidated revenues for the period reported. Excluded from operating loss of the segment is expense $6,071,106 related to an unsuccessful merger attempt.

                                                                           1998           1997           1996
                                                                       -------------  -------------  -------------
NET SALES:
Web Solutions........................................................  $   2,112,561  $   1,051,114  $     420,049
Communication Services...............................................      7,974,449      5,075,997      2,861,530
                                                                       -------------  -------------  -------------
Total Net Sales......................................................  $  10,087,010  $   6,127,111  $   3,281,579
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
COST OF GOODS SOLD:
Web Solutions........................................................  $      50,589  $          --  $       5,142
Communication Services...............................................      3,470,933      2,060,315      1,098,525
                                                                       -------------  -------------  -------------
Total COGS...........................................................  $   3,521,522  $   2,060,315  $   1,103,667
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
SG&A:
Web Solutions........................................................  $   3,163,245  $   1,196,220  $     251,392
Communication Services...............................................      6,020,787      5,783,997      3,933,508
                                                                       -------------  -------------  -------------
Total SG&A...........................................................  $   9,184,032  $   6,980,217  $   4,184,900
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
OPERATING INCOME (LOSS) BEFORE
  DEPRECIATION AND AMORTIZATION:
Web Solutions........................................................  $  (1,101,273) $    (145,106) $     165,515
Communication Services...............................................     (1,517,271)    (2,768,315)    (2,170,503)
                                                                       -------------  -------------  -------------
Total Operating Income (Loss)........................................  $  (2,618,544) $  (2,913,421) $  (2,006,988)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                                    BALANCE     CHARGED                  BALANCE
                                                                       AT          TO                       AT
                                                                   BEGINNING    COST AND                  END OF
DESCRIPTION                                                        OF PERIOD    EXPENSES   DEDUCTIONS     PERIOD
-----------------------------------------------------------------  ----------  ----------  -----------  ----------
Year Ended December 31, 1998.....................................  $  176,000  $  248,000   $ 159,000   $  265,000
Year Ended December 31, 1997.....................................  $  115,000  $  188,000   $ 127,000   $  176,000
Year Ended December 31, 1996.....................................  $    6,000  $  112,000   $   3,000   $  115,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On December 14, 1998, the Company filed a report on Form 8-K under Item 4 that announced that the Company had replaced Baird, Kurtz & Dobson ("BKD") as its independent auditor with Ernst & Young, LLP ("E&Y"). BKD's reports on the Company's financial statements for each of the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was either report modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and the subsequent interim period preceding the date of the change in independent auditor, there were no disagreements with BKD on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. BKD has furnished the Company with a letter addressed to the Securities and Exchange Commission stating that BKD agrees with the statements above.

    During the past two fiscal years and the subsequent interim period preceding the date of the change in independent auditor, the Company has not consulted E&Y regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements.

    The change is subject to ratification by the Company's shareholders at the 1999 annual meeting of stockholders.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    Information required by Part III, Item 10, is included in the Company's Proxy Statement relating to the Company's 1999 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    Information required by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's 1999 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information required by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's 1999 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information required by Part III, Item 13, is included in the Company's Proxy Statement relating to the Company's 1999 annual meeting of stockholders, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as a part of this report:

    (1) Financial Statements
       Report of Independent Auditors--Ernst & Young LLP
       Report of Independent Auditors--Baird, Kurtz and Dobson
       Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations for the Years Ended
         December 31, 1998, 1997 and 1996
       Consolidated Statements of Stockholders' Equity for the Years Ended
         December 31, 1998, 1997 and 1996
       Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1998, 1997 and 1996
       Summary of Accounting Policies
       Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules:

       Schedule II--Valuation and Qualifying Accounts

       All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes, thereto, or is not applicable or required.

(b) Reports on Form 8-K. Reports on 8-K. State whether any reports on Form 8-K were filed during the last quarter of the period covered by this report, listing the items reported, any financial statements filed and the dates of any such reports.

       (1) ITEM 5--OTHER EVENTS, dated December 10, 1998, and filed with the Securities Exchange Commission January 8, 1999. The Registrant completed a private placement of 8,000 shares of Series B Convertible Preferred Stock for gross proceeds of $8,000,000 or $1,000 per share. The private placement was exempt from registration under Rule 506 of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. Shares of the Registrant's Series B Convertible Preferred Stock were issued to two institutional investors. Exhibits were filed pursuant to Item 7 of Form 8-K and Items 601(b)(4) and (10) of Regulation S-K.

       (2) ITEM 4--CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT, dated December 9, 1998, and filed with the Securities Exchange Commission December 10, 1998. On December 9, 1998, the Registrant replaced Baird, Kurtz & Dobson as its independent auditor with Ernst & Young, LLP. Baird, Kurtz & Dobson's reports on the Registrant's consolidated financial statements for fiscal years 1996 and 1997 did not contain an adverse opinion or a disclaimer of opinion, nor was either report modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Baird, Kurtz & Dobson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Baird, Kurtz & Dobson provided a letter addressed to the Securities and Exchange Commission stating that Baird, Kurtz & Dobson agreed with the statements above, which was filed an exhibit to the Form 8-K pursuant to Item 7 of Form 8-K and Item 16 of Regulation S-K.

       (3) ITEM 2--ACQUISITION OR DISPOSITION OF ASSETS, dated December 8, 1998 and filed with the Securities Exchange Commission on December 22, 1998 and amended and filed with the Securities Exchange Commission on January 8, 1999. On December 8, 1998, the Registrant completed the acquisition of substantially all of the assets of DataXchange

           Network, Inc. a Florida corporation. Consideration for the assets acquired was comprised of up to 535,000 shares of the Registrant's common stock, 410,000 of which were issued at closing, and warrants to purchase up to 535,000 shares of the Registrant's common stock, 410,000 of which were issued at closing. The remaining 125,000 shares of common stock and warrants to purchase 125,000 shares of common stock are payable by the Registrant upon achievement of certain financial performance objectives set forth in the DataXchange Purchase Agreement and related agreements. Exhibits were filed pursuant to Item 7 of Form 8-K and Items 601(b)(2) and (10) of Regulation S-K. Financial statements of DataXchange Network, Inc. and pro forma financial statements of the Registrant were filed with Amendment No. 1 to the Form 8-K on January 8, 1999.

       (4) ITEM 2--ACQUISITION OR DISPOSITION OF ASSETS, dated November 20, 1998, and filed with the Securities Exchange Commission on December 7, 1998. On November 20, 1998, the Registrant acquired all of the issued outstanding common stock of Internet Now, a Nevada corporation headquartered in Phoenix, Arizona. Consideration for the stock acquired was comprised of $150,000 in cash and 171,250 shares of the Registrant's common stock. On November 24, 1998, the Registrant certain assets that comprised the access and hosting business of Unicom Communications, Inc. a Kansas corporation. Consideration for the assets acquired was comprised of 172,152 shares of the Registrant's common stock. Exhibits were filed pursuant to Item 7 of Form 8-K and Item 601(b)(10) of Regulation S-K.

       (5) ITEM 5--OTHER EVENTS, dated November 20, 1998, and filed with the Securities Exchange Commission on December 7, 1998. On November 1, 1998, the Registrant acquired substantially all of assets Stonehenge Business Systems Corporation, A Colorado Corporation. Consideration for the stock acquired was comprised of 49,862 shares of the Registrant's common stock. Exhibits were filed pursuant to Item 7 of Form 8-K and Item 601(b)(10) of Regulation S-K.

    (c) Exhibits:

EXHIBIT
NUMBER                                             DESCRIPTION OF DOCUMENT
---------  --------------------------------------------------------------------------------------------------------
   2.01    Agreement and Plan of Reorganization and Liquidation by and Among Rocky Mountain Internet, Inc.,
             DataXchange Network, Inc., and Certain of the Shareholders of DataXchange Network, Inc., dated as of
             December 8, 1998(13)
   3.01    Certificate of Incorporation(1)
   3.02    Bylaws of Rocky Mountain Internet, Inc.(1)
   3.03    Certificate of Amendment of Certificate of Incorporation of Rocky Mountain Internet, Inc.(16)
   3.04    Certificate of Designations of Series B Convertible Preferred Stock(16)
   4.01    Form of Warrant Agreement dated September 5, 1996 between Rocky Mountain Internet, Inc. and American
             Securities Transfer, Inc.(1)
   4.02    Form of Subordinated Convertible Promissory Note(1)
   4.03    Form of Lock-Up Agreement for Common Stockholders(1)
   4.04    Form of Lock-Up Agreement for Preferred Stockholders(1)
   4.05    Form of Lock-Up Agreement for Debenture Holders(1)
   4.06    Form of Stock Certificate(1)
   4.07    Form of Warrant Certificate(1)
   4.08    Warrant Agreement between Rocky Mountain Internet, Inc. and Douglas H. Hanson dated October 1, 1997(8)
   4.09    1996 Employees' Stock Option Plan(6)
   4.10    1996 Non-Employee Directors' Stock Option Plan(6)
   4.11    Rocky Mountain Internet Inc. 1997 Non-Qualified Stock Option Plan(7)
   4.12    1997 Stock Option Plan(9)
   4.12.1  First Amendment to Non-Qualified Stock Option Agreement pursuant to the Rocky Mountain Internet, Inc.
             1997 Stock Option Plan(16)
   4.12.2  First Amendment to Incentive Stock Option Agreement pursuant to the Rocky Mountain Internet, Inc. 1997
             Stock Option Plan)(16)
   4.13    Rocky Mountain Internet, Inc. 1998 Employees' Stock Option Plan(10)
   4.14    Rocky Mountain Internet, Inc. 1998 Non-Employee Directors' Stock Option Plan(11)
   4.15    Subscription Agreement, dated as of December 10, 1998, by and between Rocky Mountain Internet, Inc. and
             Koch Industries, Inc.(15)
   4.16    Subscription Agreement, dated as of December 10, 1998, by and between Rocky Mountain Internet, Inc. and
             Advantage Fund II Ltd.(15)
   4.17    Form of Common Stock Purchase Warrant issued to Koch Industries, Inc., Advantage Fund II Ltd., Wharton
             Capital Partners Ltd., Leslie Bines, and Neidiger Tucker Bruner Inc.(15)
   4.18    Form of Registration Rights Agreement between Rocky Mountain Internet, Inc. and (i) Koch Industries,
             Inc.; and (ii) Advantage Fund II Ltd.(15)
   4.19    Form of Registration Rights Agreement between Rocky Mountain Internet and (i) Wharton Capital Partners
             Ltd.; (ii) Leslie Bines; and (iii) Neidiger Tucker Bruner Inc.(15)
  10.01    Agreement of Lease between Denver-Stellar Associates Limited Partnership, Landlord and Rocky Mountain
             Internet, Inc., Tenant(2)
  10.02    Asset Purchase Agreement--Acquisition of CompuNerd, Inc.(2)
  10.03    Confirmation of $2.0 million lease line of credit(2)
  10.04    Agreement between MCI and Rocky Mountain Internet, Inc. governing the provision of professional information system development services for the design and development of the MCI internal Intranet project referred to as Electronic Advice.(2)
  10.05    Sublease Agreement--February 26, 1997--1800 Glenarm, Denver, CO(4)
  10.06    Acquisition Agreement for The Information Exchange(4)

EXHIBIT
NUMBER                                             DESCRIPTION OF DOCUMENT
---------  --------------------------------------------------------------------------------------------------------
  10.07    Asset Purchase Agreement for On-Line Network Enterprises(4)
  10.08    1996 Incentive Compensation Plan--Annual Bonus Incentive(4)
  10.09    1997 Incentive Compensation Plan--Annual Bonus Incentive(4)
  10.10    Termination Agreement of joint venture between Rocky Mountain Internet, Inc. and Zero Error Networks,
             Inc.(5)
  10.11    Private Placement Memorandum(5)
  10.12    Carrier Services Switchless Agreement Between Frontier Communications of the West, Inc. and Rocky
             Mountain Broadband, Inc.**(15)
  10.13    Wholesale Usage Agreement Between PSINet Inc. and Rocky Mountain Internet, Inc.**(15)
  10.14    PacNet Reseller Agreement between PacNet Inc. and Rocky Mountain Internet, Inc.**(15)
  10.15    Operating Agreement of The Mountain Area EXchange LLC(15)
  10.16    Software License and Consulting Services Agreement Between Rocky Mountain Internet, Inc. and Novazen
             Inc.**(15)
  10.19    Merger Agreement among Rocky Mountain Internet, Inc., RMI-INI, Internet Now, Hutchinson Persons, Leslie
             Kelly, Taufik, Islam, Susan Coupal, and Gary Kim, dated November 20, 1998(12)
  10.20    Asset Purchase Agreement between Rocky Mountain Internet, Inc. and Unicom Communications Corporation
             dated as of November 24, 1998(12)
  10.21    Asset Purchase Agreement among Rocky Mountain Internet, Inc., Stonehenge Business Systems Corporation,
             Todd Keener, and Danette Keener, dated as of November 30, 1998(12)
  10.22    Commitment letter dated December 10, 1998 from Advantage Fund Ltd. to Rocky Mountain Internet, Inc.(15)
  10.23    Agreement and Plan of Merger dated February 2, 1999 by and between Rocky Mountain Internet, Inc. and
             August 5th Corporation, d/b/a Dave's World(17)
  10.24    Asset Purchase Agreement by and among Rocky Mountain Internet, Inc., ImageWare Technologies, L.L.C., and
             Communication Network Services, L.L.C.(17)
  16.01    Letter re change in certifying accountant(3)
  16.02    Letter re change in certifying accountant(14)
  21.01    Subsidiaries of the Registrant *
  23.01    Consent of Ernst & Young LLP *
  23.02    Consent of Baird, Kurtz & Dobson*
  27.01    Financial Data Schedule *

------------------------

* Filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

** Portions of these documents have been omitted pursuant to a request for confidential treatment.

(1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (Reg. No. 333-05040C) and amendments thereto, as previously filed with the Securities and Exchange Commission.

(2) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 28, 1997.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

(6) Incorporated by reference to the Registrant's documents filed with the Registrant's Initial Public Offering.

(7) Incorporated by reference to the Registrant's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on September 26, 1997.

(8) Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 6, 1997.

(9) Incorporated by reference to the Definitive Proxy Statement (Appendix A) filed on Schedule 14A on February 13, 1998.

(10) Incorporated by reference to the Definitive Proxy Statement (Appendix B) filed on Schedule 14A on February 13, 1998.

(11) Incorporated by reference to the Definitive Proxy Statement (Appendix C) filed on Schedule 14A on February 13, 1998.

(12) Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 20, 1998.

(13) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 8, 1998.

(14) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 9, 1998.

(15) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 10, 1998.

(16) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 333-52731) and amendments thereto, as previously filed with the Securities and Exchange Commission.

(17) Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 2, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Denver, state of Colorado, on March 30, 1999.

                                ROCKY MOUNTAIN INTERNET, INC.
                                a Delaware corporation

                                By:  /s/ DOUGLAS H. HANSON
                                     -----------------------------------------
                                     Name: Douglas H. Hanson
                                     Title: Chief Executive Officer and
                                     Chairman of the Board of Directors
                                            (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons in the capacities and on the dates indicated:

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chief Executive Officer
    /s/ DOUGLAS H. HANSON         and Chairman of the
------------------------------    Board of Directors          March 30, 1999
      Douglas H. Hanson           (PRINCIPAL EXECUTIVE
                                  OFFICER)

                                Chief Financial Officer
     /s/ PETER J. KUSHAR          and Treasurer (PRINCIPAL
------------------------------    FINANCIAL OFFICER AND       March 30, 1999
       Peter J. Kushar            PRINCIPAL ACCOUNTING
                                  OFFICER)

     /s/ MARY BETH VITALE
------------------------------  President, Chief Operating    March 30, 1999
       Mary Beth Vitale           Officer and Director

        /s/ D.D. HOCK
------------------------------  Director                      March 30, 1999
          D.D. Hock

   /s/ ROBERT S. GRABOWSKI
------------------------------  Director                      March 30, 1999
     Robert S. Grabowski

   /s/ LEWIS J. SILVERBERG
------------------------------  Director                      March 30, 1999
     Lewis J. Silverberg

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                            DESCRIPTION OF DOCUMENT
---------  --------------------------------------------------------------------------------------------------------
   2.01    Agreement and Plan of Reorganization and Liquidation by and Among Rocky Mountain Internet, Inc.,
             DataXchange Network, Inc., and Certain of the Shareholders of DataXchange Network, Inc., dated as of
             December 8, 1998(13)
   3.01    Certificate of Incorporation(1)
   3.02    Bylaws of Rocky Mountain Internet, Inc.(1)
   3.03    Certificate of Amendment of Certificate of Incorporation of Rocky Mountain Internet, Inc.(16)
   3.04    Certificate of Designations of Series B Convertible Preferred Stock(16)
   4.01    Form of Warrant Agreement dated September 5,1996 between Rocky Mountain Internet, Inc. and American
             Securities Transfer, Inc.(1)
   4.02    Form of Subordinated Convertible Promissory Note(1)
   4.03    Form of Lock-Up Agreement for Common Stockholders(1)
   4.04    Form of Lock-Up Agreement for Preferred Stockholders(1)
   4.05    Form of Lock-Up Agreement for Debenture Holders(1)
   4.06    Form of Stock Certificate(1)
   4.07    Form of Warrant Certificate(1)
   4.08    Warrant Agreement between Rocky Mountain Internet, Inc. and Douglas H. Hanson dated October 1, 1997(8)
   4.09    1996 Employees' Stock Option Plan(6)
   4.10    1996 Non-Employee Directors' Stock Option Plan(6)
   4.11    Rocky Mountain Internet Inc. 1997 Non-Qualified Stock Option Plan(7)
   4.12    1997 Stock Option Plan(9)
   4.12.1  First Amendment to Non-Qualified Stock Option Agreement pursuant to the Rocky Mountain Internet, Inc.
             1997 Stock Option Plan(16)
   4.12.2  First Amendment to Incentive Stock Option Agreement pursuant to the Rocky Mountain Internet, Inc. 1997
             Stock Option Plan)(16)
   4.13    Rocky Mountain Internet, Inc. 1998 Employees' Stock Option Plan(10)
   4.14    Rocky Mountain Internet, Inc. 1998 Non-Employee Directors' Stock Option Plan(11)
   4.15    Subscription Agreement, dated as of December 10, 1998, by and between Rocky Mountain Internet, Inc. and
             Koch Industries, Inc.(15)
   4.16    Subscription Agreement, dated as of December 10, 1998, by and between Rocky Mountain Internet, Inc. and
             Advantage Fund II Ltd.(15)
   4.17    Form of Common Stock Purchase Warrant issued to Koch Industries, Inc., Advantage Fund II Ltd., Wharton
             Capital Partners Ltd., Leslie Bines, and Neidiger Tucker Bruner Inc.(15)
   4.18    Form of Registration Rights Agreement between Rocky Mountain Internet, Inc. and (i) Koch Industries,
             Inc.; and (ii) Advantage Fund II Ltd.(15)
   4.19    Form of Registration Rights Agreement between Rocky Mountain Internet and (i) Wharton Capital Partners
             Ltd.; (ii) Leslie Bines; and (iii) Neidiger Tucker Bruner Inc.(15)
  10.01    Agreement of Lease between Denver-Stellar Associates Limited Partnership, Landlord and Rocky Mountain
             Internet, Inc., Tenant(2)
  10.02    Asset Purchase Agreement--Acquisition of CompuNerd, Inc.(2)
  10.03    Confirmation of $2.0 million lease line of credit(2)
  10.04    Agreement between MCI and Rocky Mountain Internet, Inc. governing the provision of professional information system development services for the design and development of the MCI internal Intranet project referred to as Electronic Advice.(2)
  10.05    Sublease Agreement-February 26, 1997-1800 Glenarm, Denver, CO(4)
  10.06    Acquisition Agreement for The Information Exchange(4)

 EXHIBIT
 NUMBER                                            DESCRIPTION OF DOCUMENT
---------  --------------------------------------------------------------------------------------------------------
  10.07    Asset Purchase Agreement for On-Line Network Enterprises(4)
  10.08    1996 Incentive Compensation Plan--Annual Bonus Incentive(4)
  10.09    1997 Incentive Compensation Plan--Annual Bonus Incentive(4)
  10.10    Termination Agreement of joint venture between Rocky Mountain Internet, Inc. and Zero Error Networks,
             Inc.(5)
  10.11    Private Placement Memorandum(5)
  10.12    Carrier Services Switchless Agreement Between Frontier Communications of the West, Inc. and Rocky
             Mountain Broadband, Inc.**(15)
  10.13    Wholesale Usage Agreement Between PSINet Inc. and Rocky Mountain Internet, Inc.**(15)
  10.14    PacNet Reseller Agreement between PacNet Inc. and Rocky Mountain Internet, Inc.**(15)
  10.15    Operating Agreement of The Mountain Area EXchange LLC(15)
  10.16    Software License and Consulting Services Agreement Between Rocky Mountain Internet, Inc. and Novazen
             Inc.**(15)
  10.19    Merger Agreement among Rocky Mountain Internet, Inc., RMI-INI, Internet Now, Hutchinson Persons, Leslie
             Kelly, Taufik, Islam, Susan Coupal, and Gary Kim, dated November 20, 1998(12)
  10.20    Asset Purchase Agreement between Rocky Mountain Internet, Inc. and Unicom Communications Corporation
             dated as of November 24, 1998(12)
  10.21    Asset Purchase Agreement among Rocky Mountain Internet, Inc., Stonehenge Business Systems Corporation,
             Todd Keener, and Danette Keener, dated as of November 30, 1998(12)
  10.22    Commitment letter dated December 10, 1998 from Advantage Fund Ltd. to Rocky Mountain Internet, Inc.(15)
  10.23    Agreement and Plan of Merger dated February 2, 1999 by and between Rocky Mountain Internet, Inc. and
             August 5th Corporation, d/b/a Dave's World(17)
  10.24    Asset Purchase Agreement by and among Rocky Mountain Internet, Inc., ImageWare Technologies, L.L.C., and
             Communication Network Services, L.L.C.(17)
  16.01    Letter re change in certifying accountant(3)
  16.02    Letter re change in certifying accountant(14)
  21.01    Subsidiaries of the Registrant*
  23.01    Consent of Ernst & Young LLP*
  23.02    Consent of Baird, Kurtz & Dobson*
  27.01    Financial Data Schedule*

------------------------

   * Filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

  ** Portions of these documents have been omitted pursuant to a request for confidential treatment.

 (1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (Reg. No. 333-05040C) and amendments thereto, as previously filed with the Securities and Exchange Commission.

 (2) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.

 (3) Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 28, 1997.

 (4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

 (5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

 (6) Incorporated by reference to the Registrant's documents filed with the Registrant's Initial Public Offering.

 (7) Incorporated by reference to the Registrant's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on September 26, 1997.

 (8) Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 6, 1997.

 (9) Incorporated by reference to the Definitive Proxy Statement (Appendix A) filed on Schedule 14A on February 13, 1998.

 (10) Incorporated by reference to the Definitive Proxy Statement (Appendix B) filed on Schedule 14A on February 13, 1998.

 (11) Incorporated by reference to the Definitive Proxy Statement (Appendix C) filed on Schedule 14A on February 13, 1998.

 (12) Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 20, 1998.

 (13) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 8, 1998.

 (14) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 9, 1998.

 (15) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 10, 1998.

 (16) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 333-52731) and amendments thereto, as previously filed with the Securities and Exchange Commission.

 (17) Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 2, 1999.