Form 10-Q
period 1999-03-31
ROCKY MOUNTAIN INTERNET INC
filed 1999-05-14
CIK 1003282

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended            March 31, 1999
                                       ------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
                                       -----------------  -----------------

         Commission file number 001-12063

                         ROCKY MOUNTAIN INTERNET, INC.
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                    84-1322326
-------------------------------             -------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


        999 EIGHTEENTH STREET, SUITE 2201
                DENVER, COLORADO                         80202
---------------------------------------------------------------------------
    (Address of principal executive offices)           (Zip Code)

                                 (303) 672-0700
---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
---------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                     Shares Outstanding as of May 7, 1998
---------------------------------------------------------------------------
 Common Stock, $0.001 par value                     10,216,622

                CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q and the information incorporated by reference may include "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, your attention is directed to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation and
Part II, Item 1. Legal Proceedings. We intend the disclosure in these sections and throughout the Quarterly Report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

         Although we believe that the expectations expressed in these forward-looking statements are reasonable, our expectations may not turn out to be correct. Actual results could be materially different from our expectations, including the following:

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

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1998 under the caption "Item 1. Business -- Risk Factors" and in our other SEC filings and our press releases.

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                          ROCKY MOUNTAIN INTERNET, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                             Page
    Condensed Consolidated Balance Sheets as of March 31, 1999 and
       December 31, 1998                                                      1

    Condensed Consolidated Statements of Operations for the Quarters
       ended March 31, 1999 and 1998                                          2

    Condensed Consolidated Statements of Cash Flows for the Quarters
       ended March 31, 1999 and 1998                                          3

    Notes to Condensed Consolidated Financial Statements                      4

                          ROCKY MOUNTAIN INTERNET, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                              (Unaudited)
                                                                             March 31, 1999      December 31, 1998
                                                                           ------------------    ------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                   $  4,039,152           $  5,729,346
   Trade receivables, net of allowance for doubtful
     Accounts                                                                     2,318,173              1,598,479
   Inventories                                                                      146,901                 56,440
   Other                                                                            630,860                224,629
                                                                           ------------------    ------------------
                  Total Current Assets                                            7,135,086              7,608,894
                                                                           ------------------    ------------------

PROPERTY AND EQUIPMENT, NET                                                       6,111,721              3,540,400
GOODWILL, NET                                                                    16,789,835             13,101,814
Other                                                                               488,955                430,693
                                                                           ------------------    ------------------
     Total assets                                                              $ 30,525,597           $ 24,681,801
                                                                           ------------------    ------------------
                                                                           ------------------    ------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                            $  4,198,198           $  2,280,101
   Current maturities of long-term debt and capital
     lease obligations                                                            1,543,454                915,211
   Deferred revenue                                                                 776,766                513,167
   Accrued payroll and related taxes                                                374,708                302,660
   Accrued expenses                                                               1,588,631              1,611,242
                                                                           ------------------    ------------------
                  Total Current Liabilities                                       8,481,757              5,622,381
                                                                           ------------------    ------------------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                      2,818,050                493,963
                                                                           ------------------    ------------------
     Total liabilities                                                           11,299,807              6,116,344
                                                                           ------------------    ------------------
REDEEMABLE, CONVERTIBLE PREFERRED STOCK:
   Series B, $.001 par value; 9,600 shares authorized, 8,000 shares
     issued and outstanding  (liquidation preference of $8,000,000), net          6,747,843              6,747,843

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value; 25,000,000 shares
     authorized,  9,667,696 and 9,446,271 issued,
     respectively, 9,593,494 and 9,384,677 outstanding, respectively                  9,999                  9,384
   Additional paid-in capital                                                    33,204,319             29,257,415
   Accumulated deficit                                                          (20,736,371)           (17,449,185)
                                                                           ------------------    ------------------
                                                                                 12,477,947             11,817,614
                                                                           ------------------    ------------------
                                                                               $ 30,525,597           $ 24,681,801
                                                                           ------------------    ------------------
                                                                           ------------------    ------------------


                 See Notes to Consolidated Financial Statements

                          ROCKY MOUNTAIN INTERNET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months Ended
                                                                 March 31
                                                           1999            1998
                                                       ------------    ------------
REVENUE
   Communication Services                              $ 4,407,010     $ 1,464,944
   Web Solutions                                           855,990         314,341
                                                       ------------    ------------
                                                         5,263,000       1,779,285
                                                       ------------    ------------
Cost of revenue earned
   Communication Services                                2,547,887         504,662
   Web Solutions                                             6,059         147,424
                                                       ------------    ------------
                                                         2,553,946         652,086
                                                       ------------    ------------
GROSS PROFIT                                             2,709,054       1,127,199

General, Selling, and Administrative Expenses            4,690,200       2,139,371
Depreciation and Amortization                            1,143,103         239,972
                                                       ------------    ------------
OPERATING LOSS                                          (3,124,249)     (1,252,144)
                                                       ------------    ------------
Other income (expense)
   Interest expense                                        (85,439)        (80,826)
   Interest income                                          22,500          18,620
                                                       ------------    ------------
NET LOSS                                                (3,187,188)     (1,314,350)

PREFERRED STOCK DIVIDENDS                                   99,000               -

Net loss applicable to common
  Stockholders                                         $(3,286,188)    $(1,314,350)
                                                       ------------    ------------
                                                       ------------    ------------
Basic and diluted loss per common share                $     (0.33)    $     (0.19)
                                                       ------------    ------------
                                                       ------------    ------------
Weighted average common shares outstanding               9,606,622       6,783,593
                                                       ------------    ------------
                                                       ------------    ------------


                 See Notes to Consolidated Financial Statements

                          ROCKY MOUNTAIN INTERNET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended
                                                                                       March 31
                                                                                      (Unaudited)
                                                                                 1999            1998
                                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                   $(3,187,188)     $(1,314,350)
  Items not requiring cash:
    Depreciation                                                                 172,748          184,893
    Amortization                                                                 970,355           55,079
     Loss on disposal of fixed assets                                                  -                -
     Issuance of warrants for services related to unsuccessful merger                  -                -
    Stock option compensation                                                          -          383,077
    Stock contribution to pension plan                                            26,398           17,664
  Changes in operating assets and liabilities net of effects from acquired interests:
    Trade receivables                                                            173,081           55,281
    Inventories                                                                  (49,208)         (20,074)
    Other current assets                                                        (207,148)         (41,964)
    Accounts payable                                                           1,598,183          707,007
    Deferred revenue                                                             112,706           (5,708)
    Accrued payroll and related taxes                                             55,265           10,593
    Accrued expenses                                                            (177,416)        (138,097)
                                                                             ------------    ------------
        Net cash used in operating activities                                   (512,287)        (106,599)
                                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                         (1,232,368)        (129,268)
                                                                             ------------    ------------
  Proceeds from investments                                                            -           (3,000)
  Purchase of interests, net of cash acquired                                          -                -
  Increase in deferred acquisition costs                                          11,950                -
                                                                             ------------    ------------
        Net cash used in
        investing activities                                                  (1,220,418)        (132,268)
                                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock and warrants                                528,313          511,115
  Purchase of treasury stock                                                           -          (18,000)
  Payments on long-term debt and capital
    lease obligations                                                           (364,486)        (155,017)
                                                                             ------------    ------------
        Net cash provided by financing activities                                 42,511          338,098
                                                                             ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (1,690,194)          99,231

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   5,729,346        1,053,189
                                                                             ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                       $ 4,039,152      $ 1,152,420
                                                                             ------------    ------------
                                                                             ------------    ------------


                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   BASIS OF PRESENTATION

The interim financial data are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2   NET LOSS PER SHARE

The Company follows the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity. As all of the Company's stock options and warrants are antidilutive, basic and diluted loss per share is the same for all periods presented herein.

NOTE 3  COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company does not report any items, which would qualify for disclosure under this statement.

NOTE 4 ACQUISITIONS

On February 2, 1999, the Company acquired all of the outstanding common stock of the August 5th Corporation, d/b/a Dave's World, an Illinois corporation headquartered in Bloomington, Illinois ("Dave's World"), pursuant to which Dave's World merged with and into the Company. Pursuant to the terms of the Merger Agreement, the Company provided the shareholders of Dave's World, in the aggregate, approximately $3,000,000,payable in 214,286 shares of Common Stock of the Company.

On February 5, 1999, the Company acquired substantially all of the assets of ImageWare Technologies, L.L.C., an Alabama limited liability company ("ImageWare"), and Communication Network Services, L.L.C., an Alabama limited liability company ("CNS"), pursuant to the terms of an Asset Purchase Agreement. Imageware and CNS were interrelated telecommunications services companies, which provided long-distance and local telecommunications services as well as telemarketing services. The Company purchased the assets of the two related companies for approximately $565,000, payable in the form of approximately 43,000 shares of restricted Common Stock of the Company, and assumed certain liabilities of the related companies.

Substantially all the purchase prices of the acquisitions was recorded as goodwill.

NOTE 5 SEGMENT INFORMATION

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

                                               Three Months Ended
                                                    March 31
                                           (Unaudited)
                                              1999            1998
                                          ------------    ------------
NET SALES
Communication Services                    $ 4,407,010      $ 1,464,944
Web Solutions                                 855,990          314,341
                                          ------------    ------------
Total Net Sales                             5,263,000        1,779,285
                                          ------------    ------------
COST OF GOODS SOLD
Communication Services                      2,547,887          504,662
Web Solutions                                   6,059          147,424
                                          ------------    ------------
Total COGS                                  2,553,946          652,086
                                          ------------    ------------
SG&A
Communication Services                      3,448,209        1,760,702
Web Solutions                               1,291,991          378,669
                                          ------------    ------------
Total SG&A                                  4,690,200        2,139,371
                                          ------------    ------------
Operating Income (Loss) Before
   Depreciation and Amortization
Communication Services                     (1,589,086)        (800,420)
Web Solutions                                (442,060)        (211,752)
                                          ------------    ------------
Total Operating Income (Loss)              (2,031,146)      (1,012,172)
                                          ------------    ------------


NOTE 6 SUBSEQUENT EVENTS

On May 6, 1999 the Company exercised its option to call warrants that were issued in its 1996 public offering (the "IPO Warrants"). The Company anticipates that the call notice will result in: 1) the exercise of substantially all remaining IPO Warrants within 30 days and 2) the issuance of up to 1,479,000 shares of the Company's common stock for net proceeds of up to $4,314,000.

On April 26, 1999, the Company announced that it will officially change the name of the Company from Rocky Mountain Internet, Inc. to "RMI.NET," subject to stockholder approval at the 1999 Annual Meeting of Stockholders.

NOTE 7 COMMITMENTS AND CONTINGENCIES

In June 1998, the Company announced it had entered into a merger agreement to acquire Internet Communications Corporation ("ICC"). The closing of the acquisition was subject to various closing conditions, and the merger agreement contained certain rights of termination. On October 13, 1998, the Company announced that it had terminated the merger agreement due to, among other things, ICC's failure to satisfy certain obligations under the merger agreement. On October 14, 1998, ICC filed a complaint against the Company in Denver District Court claiming $30 million in damages and alleging, among other things, that the Company had breached the merger agreement and had made certain misrepresentations to ICC with respect to the merger transaction. The Company believes ICC's claims to be without merit and intends to vigorously defend such action and to assert counterclaims against ICC; however, there can be no assurance that the Company will prevail in it's defense or counterclaims.

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

On February 24, 1999, the Denver District Court granted the motion filed by the company, and disqualified the law firm of Holme Roberts & Owen, LLP (HRO) from continuing to act as litigation counsel for ICC in the lawsuit. The Court agreed with the Company that because HRO had acted as transaction counsel for ICC in the high yield debt offering and the proposed merger, and therefore was a potential material witness and material actor in the underlying activities, it would be inappropriate for HRO to seek to act as trial counsel in the same proceeding where it might be required to serve as a witness or potentially be drawn into the proceedings in some other way.

The Company is hopeful that it can resolve the dispute with ICC without the necessity for a trial; however, there can be no assurance as to the Company's ability in this regard. In the event that the dispute cannot be resolved expeditiously, the Company expects that it would incur additional costs and expenses as a result of the litigation and that the litigation may hamper the Company's ability to obtain additional. As a result of the termination and the related financing transactions, which were not completed, the Company incurred cost, expenses and related fees between $6.1 million, a portion of which are in dispute. Of this amount, approximately $4.2 million relates to a non-cash item related to warrants issued by the Company. Of the $6.1 million expensed, $0.8 million remained accrued at March 31, 1999 related to this matter. At this time, management of the Company is unable to determine the possible outcome of this dispute.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion of the results of operations and financial condition of Rocky Mountain Internet, Inc. (the "Company") should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Quarterly Report.

RESULTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

         TOTAL REVENUE

         The Company's total revenues grew 196% from $1,779,000 to $5,263,000 for the three months ended March 31, 1999 from March 31, 1998. Revenue growth performance is attributable to an increase in the number of the Company's subscribers as a result of more aggressive sales efforts and subscribers added by acquisition. The Company intensified its sales efforts in 1999 versus 1998 by increasing the size of the sales force and by segmenting the sales team by product group.

         COMMUNICATION SERVICES

         Communication Services is comprised predominately of dial-up and dedicated Internet access service. Communication Services revenues grew 201% from $1,465,000 to $4,407,000 for the three months ended March 31, 1999 from March 31, 1998. The increase is due to increasing demand for a wide range of bandwidth options to connect customers to the Internet and the headcount growth of the Company's sales department in the second half of 1998. In addition, the Company added over 17,000 dial-up and 700 dedicated access customers due to acquisitions in the fourth quarter of 1998 and the first quarter of 1999.

         WEB SOLUTIONS

         Web Solutions revenues grew 172% from $314,000 for the three months ended March 31, 1998 to $856,000 for the three months ended March 31, 1999. Web Solutions revenues are comprised of three major products: web site hosting, web site production and web site marketing. Web site hosting accounted for $139,000 of revenue in the first quarter of 1998 and $281,000 in the first quarter of 1999 for an increase of 102% due to an increase in the number of hosted web sites as a result of the addition of sales personnel. Web site production increased from $145,000 in the first quarter of 1998 to $565,000 in the first quarter of 1999, for an increase of 290%. The increase in web site production is primarily due to the acquisition of Application Methods in July 1998.

         GROSS PROFIT

         Gross profit consists of total revenue less the direct cost of delivering services and equipment. These costs include costs for circuit and local line charges to provide service to customers. Gross margin for the first quarter of 1999 was $2.7 million, or 51% of revenue, compared to $1.1 million, or 63% of revenue for the first quarter of 1998. The lower gross margin ratio was due primarily to lower margins of two recent acquisitions, DataXchange and CNS. Although the underlying cost structure for these acquisitions is being improved to restore the Company to higher margins, traditional telecom services historically generate lower gross margins than the Company's other Communication Services operations. The Company plans to transition these local and long distance telecom customers to dial-up Internet subscribers over the next three quarters, which may help restore margins to historical levels.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Total selling, general, and administrative expenses ("SG&A") increased from approximately $2,139,000 for the three months ended March

31, 1998 to $4,690,000 for the three months ended March 31, 1999, or an increase of 119%. This increase was partially the result of higher payroll costs and benefits. Payroll and benefits cost increased 92% from $1,466,000 in the first quarter of 1998 to $2,812,000 in the first quarter of 1999 as a result of increasing the Company's headcount from approximately 80 employees in March 1998 to approximately 290 employees in March 1999. Outside services, which includes "temporary to hire" staff and professional services increased 95% from $305,000 in the first quarter of 1998 to $594,000 in the first quarter of 1999. The Company hires many of the technical support call center staff and the Web production staff on a "temp to hire" program, wherein the new employee remains on the temporary employment agency's payroll for approximately ninety days.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased from $240,000 for the three months ended March 31, 1998 to $1,143,000 for the three months ended March 31, 1999 for an increase of 376%. The increase was due to higher goodwill amortization associated with six companies that were acquired during the latter half of 1998.

EFFECTS OF INFLATION

         Historically, inflation has not had a material effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 1999, the Company's cash used in operations was $0.5 million as compared to $0.1 million for the three months ended March 31, 1998. The increase in cash used in operations primarily resulted from increased operating losses, partially offset by lower working capital requirements in 1999. The Company expects to continue to have operating cash flow deficiencies for the near future as it develops and expands its business.

         For the three months ended March 31, 1999, the Company used $1.2 million in investing activities compared to $0.1 million for the same period in 1998. This change was primarily due to increased capital expenditures in 1999.

         Cash provided by financing activities decreased in the three months ended March 31, 1999 compared to the same period in 1998 due to payments made in 1999 to extinguish debt.

         Since its inception, the Company has funded its operations and working capital needs primarily through the public and private placement of the Company's equity securities. In addition, a significant portion of the Company's capital expenditures has been financed through capital lease obligations payable to finance companies. The Company has also borrowed amounts from its Chief Executive Officer in order to fund working capital requirements.

         The Company also issued 8,000 shares of its Series B Redeemable, Convertible Preferred Stock ("Series B Preferred Stock") through a private placement, which was completed on December 10, 1998. The Company received $8 million in gross proceeds from the issuance of the Series B Preferred Stock, which was sold to two institutional investors. The Series B Preferred Stock is convertible, subject to certain restrictions, into shares of the Company's common stock at a variable rate, based on a formula linked to the market price at the time of conversion. The terms of the Series B Preferred Stock also includes restrictions on conversion depending on certain market conditions, restrictions against short sales and other hedging transactions by the investors and a conversion rate which may be up to a 20% premium to the market price or a discount to the market price depending on the time of conversion. The Series B Preferred Stock may be redeemed by the Company at any time if the Company is in compliance with certain covenants at a minimum redemption price equal to 115% times the outstanding face amount plus accrued but unpaid dividends and interest. In addition, the Series B Preferred Stock may be redeemed at the option of the holders if the Company's common stock ceases to be traded on either the NASDAQ, NASDAQ Small Cap, NYSE or the AMEX stock exchanges, if the Company is unable to convert the shares into common stock upon a requested conversion or if the Company is merged into another entity where the Company's voting stockholders do not collectively own greater than 51% of the merged entity.

         In addition, the Company issued warrants to purchase 155,000 shares of common stock with an exercise price equal to 130% of the closing day market price, exercisable at any time over the next five years, to the purchasers of the Series B Preferred Stock and warrants to purchase 100,000 shares of common stock with an exercise price equal to 120% of the closing day market price, exercisable over the next five years, to certain brokers in connection with the transaction. The Company has agreed to register the common stock issuable upon conversion of the Series B Preferred Stock and the exercise of the warrants pursuant to registration rights agreements.

         The Company has cash and cash equivalents of $4.0 million as of March 31, 1999. Management estimates that, based upon its current expectations for growth, the Company will require additional funding of up to $20 million through the end of 1999 for the execution of its current business plan including the financing of its anticipated capital expenditures and operating losses. In addition to increasing cash flow from operations, the Company intends to obtain this funding from one or more of the following sources: (1) a commitment, subject to certain conditions, from one of the institutional investors who purchased the Series B Preferred Stock in December 1998 to purchase an additional $5 million of preferred stock with the same terms as the Series B Preferred Stock, (2) calling the remaining warrants that were initially issued in conjunction with the Company's 1996 initial public offering on May 6, 1999, and could yield up to $4,314,000 in net proceeds, (3) the exercise of warrants related to the Company's September 1997 private placement, and (4) establishing a credit facility to finance equipment purchased and other capital expenditures for $11.0 million. Management believes its current operating funds, along with these additional financing sources, will be sufficient to fund its cash requirements for at least the next 12 months.

         The Company issued warrants to its Chief Executive Officer to purchase 4,000,000 shares of the Company's common stock at an exercise price of $1.90 per share, subject to adjustment, in October 1997. These warrants are scheduled to expire on September 22, 1999 if not exercised earlier. The Chief Executive Officer exercised a portion of these warrants in March 1998 to purchase 50,000 shares of the Company's common stock and in January 1999 to purchase 25,000 shares of the Company's common stock.

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

YEAR 2000 ISSUES

         Rocky Mountain Internet is preparing its systems and applications for the Year 2000 (Y2K). Various problems may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date. If the computer systems cannot distinguish between the year 1900 and 2000, system failures or other computer errors could result.

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

         Rocky Mountain Internet has acquired eight companies since June 1998. The Company is currently working very closely with each company to determine their state of readiness. Overall, the companies are approximately 85% Y2K compliant from a hardware and software perspective. The Company believes that the remaining 15% non-compliance is a result primarily of not yet being able to complete testing of those components.

         With respect to communications from external third parties requesting that the Company provide verification of Y2K compliance on the Company's goods and services, the Company expects to have formal response letters sent no later than May 15, 1999. With respect to communications with external third party vendors that provide additional goods and services to the Company, the Company expects to issue requests to all those parties to provide verification of Y2K compliance on their goods and services no later than May 15, 1999.

         Subsequent testing will indicate what modifications or replacements will be necessary for the Company to be internally Year 2000 ready.

         The Company is continuing to evaluate the financial impact for Y2K compliance and expects that total costs will not exceed $150,000 to $200,000. The estimates for the costs of the Year 2000 Program are based upon management's best estimates and may be updated or revised as additional information becomes available. The Company has incurred approximately $5,000 thus far on administrative costs in connection with assessing the Year 2000 issues. Due to the Company's headquarters and data center move during the first quarter of 1999, the Company estimates no more than $50,000 was spent for the data center move and to ensure non-Y2K compliant equipment was replaced with equipment that met Y2K standards. The Company is assessing whether or not they will hire an external consultant to assess the state of readiness of all systems, which could be affected by the Year 2000 issue. The Company believes such costs will not have a material effect on the Company's financial condition, liquidity or results of operation.

         RISK ASSESSMENT

         The failure by the Company to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Presently, however, the Company perceives that its most likely worst case scenario related to the Year 2000 is associated with potential concerns with third party services or products. The Company is dependent on a significant number of third party vendors to provide network services and equipment. A significant Year 2000-related disruption of the network services or equipment provided to the Company by third party vendors could cause customers to consider seeking alternate providers or cause an unmanageable burden on customer service and technical support, which in turn could materially and adversely affect the Company's results of operations, liquidity and financial condition. Although the Company believes that internal Y2K compliance will be achieved by December 31, 1999, there can be no assurance that the Y2K problem will not have a material adverse affect on the Company's business, financial condition and results of operations as a result of third party failures.

         CONTINGENCY PLANS

         Due to the current phase of the Company's Year 2000 analysis, the Company is currently unable to fully assess its risk and determine what contingency plans, if any, need to be implemented by the Company. The Company's primary concern, at this point, is with its third party communications providers. These service providers are conducting their own assessments of their Year 2000 readiness. The Company expects that these third party vendors will be Year 2000 ready. However, any failure by third party vendors to resolve Year 2000 issues on a timely basis or in a manner that is compatible with the Company's systems could have a material adverse effect on the Company. Preliminary indications are, however, that the Company's third-party providers are, or will be, Year 2000 compliant.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any derivative financial instruments as of March 31, 1999. The Company's interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on the Company's cash equivalents. The Company's long-term debt has fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. To mitigate the impact of fluctuations in interest rates, the Company generally enters into fixed rate investing and borrowing arrangements. As a result, the Company believes that the market risk arising from holding of its financial instruments is not material.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

On November 30, 1998, the Company filed an Answer to the ICC Complaint denying their material allegations, asserting a number of affirmative defenses, and disputing their right to any recovery from the Company on any of the claims asserted. In addition, the Company filed a counterclaim against ICC seeking over $175 in damages for injuries suffered by the Company as a result of ICC's wrongful acts that led to the failure of the proposed high yield debt offering in 1998 and the failure of the proposed merger agreement with ICC.

On February 24, 1999, the Denver District Court granted the motion filed by the company, and disqualified the law firm of Holme Roberts & Owen, LLP (HRO) from continuing to act as litigation counsel for ICC in the lawsuit. The Court agreed with the Company that because HRO had acted as transaction counsel for ICC in the high yield debt offering and the proposed merger, and therefore was a potential material witness and material actor in the underlying activities, it would be inappropriate for HRO to seek to act as trial counsel in the same proceeding where it might be required to serve as a witness or potentially be drawn into the proceedings in some other way.

         The Company is hopeful that it can resolve the dispute with ICC without the necessity for a trial; however, there can be no assurance as to the Company's ability in this regard. In the event that the dispute cannot be resolved expeditiously, the Company expects that it would incur additional costs and expenses as a result of the litigation and that the litigation may hamper the Company's ability to obtain additional. As a result of the termination and the related financing transactions, which were not completed, the Company incurred cost, expenses and related fees between $6.1 million, a portion of which are in dispute. Of this amount, approximately $4.2 million relates to a non-cash item related to warrants issued by the Company. Of the $6.1 million expensed, $0.8 million remained accrued at March 31, 1999 related to this matter. At this time, management of the Company is unable to determine the possible outcome of this dispute.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 1999, the Company issued and/or sold the following unregistered securities:

         - On January 12, 1999, the Company issued 25,000 shares of common stock to Douglas H. Hanson for aggregate consideration of $47,500 upon Mr. Hanson's exercise of outstanding warrants;

         - On February 5, 1999, the Company issued 42,578 shares (valued at $565,000) to acquire substantially all of the assets of Communication Network Services, Inc. and ImageWare Technologies;

         - On February 25, 1999, the Company issued 73,125 shares of common stock to two accredited investors for aggregate consideration of $187,500 upon their exercise of outstanding warrants;

         - On March 9, 1999, the Company issued 71,150 shares of common stock to two accredited investors for aggregate consideration of $218,430 upon their exercise of outstanding warrants.

Each of the above transactions was exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(b)      Exhibits.

       EXHIBIT
        NUMBER             DESCRIPTION OF DOCUMENT
       -------             -----------------------
         27.1              Financial Data Schedule.

(b)      Reports on Form 8-K.

         1)       On February 17, 1999, the Company filed a Current Report on
                  Form 8-K to report the Company's acquisition of August 5th
                  Corporation, d/b/a Dave's World, an Illinois corporation, and the Company's acquisition of substantially all of the assets of ImageWare Technologies, L.L.C. and Communication Network
                  Technologies, L.L.C., two Alabama limited liability companies.

         2)       On January 8, 1999, the Company filed an amended Current
                  Report on Form 8-K (initially filed on December 22, 1998) to report the Company's acquisition of substantially all of the assets of DataXchange Network, Inc. and to provide financial statements and pro forma financial information regarding the acquisition.

         3)       On January 8, 1999, the Company filed a Current Report on Form
                  8-K to report the Company's private placement on December
                  19,1998 of Series B Convertible Preferred Stock for gross proceeds of $8,000,000, before associated costs, fees and expenses.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date:  May 14, 1999.


                                       ROCKY MOUNTAIN INTERNET, INC.
                                       a Delaware corporation


                                   By: /s/ Douglas H. Hanson
                                       -------------------------------
                                       Name:    Douglas H. Hanson
                                       Title:   Chairman of the Board, Chief
                                                Executive Officer and Director
                                                (PRINCIPAL EXECUTIVE OFFICER)

                                   By: /s/ Peter J. Kushar
                                       -------------------------------
                                       Name:    Peter J. Kushar

                                       Title:   Chief Financial Officer
                                                (PRINCIPAL FINANCIAL AND
                                                ACCOUNTING OFFICER)