Form 10-Q
period 1999-06-30
RMI NET INC
filed 1999-08-09
CIK 1003282

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended              June 30, 1999
                                          ---------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                     to
                                         ------------------    -------------

         Commission file number 001-12063

                                  RMI.NET, INC.
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                DELAWARE                                  84-1322326
-------------------------------------------    ------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification No.)


        999 EIGHTEENTH STREET, SUITE 2201
                DENVER, COLORADO                              80202
-------------------------------------------------- --------------------------
    (Address of principal executive offices)                (Zip Code)

                               (303) 672-0700
-----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                          Rocky Mountain Internet, Inc.
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                  Shares Outstanding as of August 2, 1999
---------------------------------   -----------------------------------------
  Common Stock, $0.001 par value                     12,370,999

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

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1998 under the caption "Item 1. Business - Risk Factors" and in our other SEC filings and our press releases.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  RMI.NET, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----

Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998   1

Consolidated Statements of Operations for the Three Months Ended
   June 30, 1999 and 1998                                               2

Consolidated Statements of Operations for the Six Months Ended
   June 30, 1999 and 1998                                               3

Consolidated Statements of Cash Flows for the Six Months Ended
   June 30, 1999 and 1998                                               4

Notes to Consolidated Financial Statements                              5

                                  RMI.NET, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                      (Unaudited)
                                                                                     June 30, 1999        December 31, 1998
                                                                                   -----------------      -----------------
CURRENT ASSETS
   Cash and cash equivalents                                                       $       4,422,661      $       5,729,346
   Trade receivables, net of allowance for doubtful
     accounts                                                                              4,686,705              1,598,479
   Inventories                                                                               237,267                 56,440
   Other                                                                                     840,272                224,629
                                                                                   -----------------      -----------------
                  Total current assets                                                    10,186,905              7,608,894
                                                                                   -----------------      -----------------

PROPERTY AND EQUIPMENT, NET                                                                 8,269,918             3,540,400
GOODWILL, NET                                                                             21,636,797             13,101,814
OTHER                                                                                        116,718                430,693
                                                                                   -----------------      -----------------
     Total assets                                                                  $      40,210,338      $      24,681,801
                                                                                   -----------------      -----------------
                                                                                   -----------------      -----------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                               $        4,361,130     $        2,280,101
   Current maturities of long-term debt and capital
     lease obligations                                                                     1,919,198                915,211
   Deferred revenue                                                                        1,076,441                513,167
   Accrued payroll and related taxes                                                         408,254                302,660
   Accrued expenses                                                                        2,069,934              1,611,242
                                                                                   -----------------      -----------------
                  Total current liabilities                                                9,834,957              5,622,381
                                                                                   -----------------      -----------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                               3,226,550                493,963
                                                                                   -----------------      -----------------

     Total liabilities                                                                    13,061,507              6,116,344
                                                                                   -----------------      -----------------

REDEEMABLE, CONVERTIBLE PREFERRED STOCK:
Series B, $.001 par value; 9,600 shares authorized, 5,426 and
8,000 shares issued and outstanding (liquidation preference of
$5,426,000 at June 30, 1999), respectively, net                                            4,594,412              6,747,843

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value; 100,000,000 shares
     authorized,  12,307,831 and 9,446,272 issued,
     respectively, 12,249,117 and 9,384,677 outstanding, respectively                         12,308                  9,384
   Additional paid-in capital                                                             47,496,637             29,257,415
   Accumulated deficit                                                                   (24,878,901)           (17,449,185)
                                                                                   ------------------     ------------------
                                                                                          22,554,419             11,817,614
                                                                                   -----------------      -----------------

                                                                                   $      40,210,338      $      24,681,801
                                                                                   -----------------      -----------------
                                                                                   -----------------      -----------------

                 See Notes to Consolidated Financial Statements

                                RMI.NET, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                    Three Months Ended
                                                         June 30
                                                   1999            1998
                                               ------------    ------------
REVENUE
   Communication services                      $  5,393,928    $  1,790,433
   Web solutions                                    994,830         371,326
                                               ------------    ------------
                                                  6,388,758       2,161,759
                                               ------------    ------------
COST OF REVENUE EARNED
   Communication services                         2,857,366         854,213
   Web solutions                                    245,139         100,800
                                               ------------    ------------
                                                  3,102,505         955,013
                                               ------------    ------------
GROSS PROFIT                                      3,286,253       1,206,746

General, selling, and administrative expenses     5,792,242       1,624,207
Depreciation and amortization                     1,461,834         249,103
                                               ------------    ------------

OPERATING LOSS                                   (3,967,823)       (666,564)

Other income (expense)
   Interest expense                                (143,045)        (66,917)
   Interest income                                   45,946          14,436
                                               ------------    ------------

NET LOSS                                         (4,064,922)       (719,045)

   Preferred stock dividends                         78,607               -
                                               ------------    ------------

NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS                                 $ (4,143,529)   $   (719,045)
                                               ------------    ------------
                                               ------------    ------------

Basic and diluted loss per common share        $      (0.39)   $      (0.10)
                                               ------------    ------------
                                               ------------    ------------

Weighted average common shares outstanding       10,608,000       6,947,000
                                               ------------    ------------
                                               ------------    ------------


                 See Notes to Consolidated Financial Statements

                                  RMI.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Six Months Ended
                                                          June 30
                                                    1999           1998
                                                ------------   ------------
REVENUE
   Communication services                       $  9,800,938   $  3,255,377
   Web solutions                                   1,850,820        685,667
                                                ------------   ------------
                                                  11,651,758      3,941,044
                                                ------------   ------------
Cost of revenue earned
   Communication services                          5,405,253      1,358,875
   Web solutions                                     511,269        245,140
                                                ------------   ------------
                                                   5,916,522      1,604,015
                                                ------------   ------------
GROSS PROFIT                                       5,735,236      2,337,029

General, selling, and administrative expenses     10,222,371      3,766,662
Depreciation and amortization                      2,604,937        489,075
                                                ------------   ------------

OPERATING LOSS                                    (7,092,072)    (1,918,708)

Other income (expense)
   Interest expense                                 (228,484)      (140,415)
   Interest income                                    68,446         25,728
                                                ------------   ------------

NET LOSS                                          (7,252,110)    (2,033,395)

   Preferred stock dividends                         177,607              -
                                                ------------   ------------

NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS                                  $ (7,429,717)  $ (2,033,395)
                                                ------------   ------------
                                                ------------   ------------

Basic and diluted loss per common share         $      (0.73)  $      (0.29)
                                                ------------   ------------
                                                ------------   ------------

Weighted average common shares outstanding        10,141,000      7,073,000
                                                ------------   ------------
                                                ------------   ------------

                 See Notes to Consolidated Financial Statements

                                  RMI.NET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Six Months Ended
                                                                                 June 30
                                                                                (Unaudited)
                                                                         1999                1998
                                                                     -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $(7,252,110)        $(2,033,395)
  Items not requiring cash:
    Depreciation                                                         822,884             290,716
    Amortization                                                       1,782,053             198,359
    Stock option compensation                                                  -             383,077
    Stock contribution to pension plan                                    42,139              39,994
  Changes in operating assets and liabilities net of
      effects from acquired interests:
    Trade receivables                                                 (1,284,521)             38,489
    Inventories                                                         (114,672)            (14,439)
    Other current assets                                                (214,234)               (715)
    Accounts payable                                                   1,235,346           1,046,775
    Deferred revenue                                                     343,643             (30,381)
    Accrued payroll and related taxes                                     66,362              (9,637)
    Accrued expenses                                                    (331,376)            (29,603)
                                                                     -----------         -----------
        Net cash used in operating activities                         (4,904,486)           (120,760)
                                                                     -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                 (2,184,823)           (276,834)
  Purchase of interests, net of cash acquired                             33,656                   -
  Increase in deferred acquisition costs                                 (87,745)           (248,082)
                                                                     -----------         -----------
        Net cash used in
        investing activities                                          (2,238,912)           (524,916)
                                                                     -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of common stock options and warrants          6,531,723             687,265
  Purchase of treasury stock                                                   -             (18,000)
  Payments on long-term debt and capital
    lease obligations                                                   (695,010)           (314,813)
                                                                     -----------         -----------
        Net cash provided by financing activities                      5,836,713             354,452
                                                                     -----------         -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (1,306,685)           (291,224)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         5,729,346           1,053,189
                                                                     -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 4,422,661         $   761,965
                                                                     -----------         -----------
                                                                     -----------         -----------

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

COST OF REVENUE EARNED

Communication Services cost of revenue earned consists of the cost of high speed data circuits and telephone lines that allow customers access to the Company's service plus Internet access fees paid by the Company to Internet backbone carriers. Cost of revenue earned for Web Solutions consist of payroll costs of employees directly related to the production of customers' web sites and outside services required for such projects. Previously, the payroll costs of these employees were included in Selling, General and Administrative expenses.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2.  NET LOSS PER SHARE

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

NOTE 3.  ACQUISITIONS

On June 25, 1999, the Company issued 48,387 shares (valued at approximately $570,000) to acquire the assets of CyberDesic Communications Corporation, Inc., an Internet service provider headquartered in Peoria, Illinois.

On June 23, 1999, the Company issued 108,790 shares (valued at approximately $1.25 million) to acquire CommerceGate Corporation, an e-commerce software development and consulting services firm headquartered in Seattle, Washington. The seller is entitled to receive additional consideration, not to exceed $1,600,000, pursuant to certain earn-out conditions defined in the acquisition agreement.

On June 16, 1999, the Company issued 84,010 shares (valued at approximately $980,000) to acquire Colorado Mountain Net, Inc., a web hosting and Internet service provider headquartered in Steamboat Springs, Colorado.

On June 11, 1999, the Company issued 146,611 shares (valued at approximately $1.74 million) to acquire IdealDial Corporation, an enhanced full-service telecommunications provider headquartered in Denver, Colorado.

On June 10, 1999, the Company issued 123,565 shares (valued at approximately $1.44 million) to acquire Internet Connect, Inc., an Internet service provider headquartered in Salt lake City, Utah.

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

Substantially all the purchase prices of the acquisitions was recorded as goodwill. All of these purchases have been accounted for using the purchase method of accounting. Results of the acquired companies have been included in the Company's operations since the acquisition date. The allocation of the purchase price is preliminary, subject to further evaluation of assets and liabilities assumed.

NOTE 4.  SEGMENT INFORMATION

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

                                     Three Months Ended June 30    Six Months Ended June 30
                                     (Unaudited)                  (Unaudited)
                                         1999          1998           1999          1998
NET SALES
Communication Services               $ 5,393,928   $ 1,790,433    $ 9,800,938    $ 3,255,377
Web Solutions                            994,830       371,326      1,850,820        685,667

Total Net Sales                        6,388,758     2,161,759     11,651,758      3,941,044

COST OF GOODS SOLD
Communication Services                 2,857,366       854,213      5,405,253      1,358,875
Web Solutions                            245,139       100,800        511,269        245,140

Total COGS                             3,102,505       955,013      5,916,522      1,604,015

SG&A
Communication Services                 4,890,299     1,345,216      8,598,602      3,111,334
Web Solutions                            901,943       278,991      1,623,769        655,328

Total SG&A                             5,792,242     1,624,207     10,222,371      3,766,662

Operating Income (Loss) Before
  Depreciation and Amortization
Communication Services                (2,353,737)     (408,996)    (4,202,917)    (1,214,832)
Web Solutions                           (152,252)       (8,465)      (284,218)      (214,801)

Total Operating Income (Loss)         (2,505,989)     (417,461)    (4,487,135)    (1,429,633)

NOTE 5.  COMMITMENTS AND CONTINGENCIES

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

         The Company has consistently stated that ICC's claims were frivolous and without merit, and vigorously defended such action and asserted counterclaims against ICC. On August 6, 1999, ICC agreed to dismiss with prejudice all claims brought in their lawsuit against the Company, and entered into a Settlement Agreement resolving all current and future claims related to the terminated merger. Under the Settlement Agreement, the Company made no payment of monies or anything of value to ICC as a result of the dismissal of all claims.

         As a result of the merger termination and the related financing transactions, which were not completed, the Company incurred cost, expenses and related fees between $6.1 million, a portion of which are in dispute. Of this amount, approximately $4.2 million relates to a non-cash item related to warrants issued by the Company. Of the $6.1 million expensed, $0.8 million remained accrued at June 30, 1999 related to this matter. At this time, management of the Company is unable to determine the possible outcome of this dispute.

NOTE 6.  COMMON STOCK TRANSACTIONS

         The increase in the Company's common stock issued and outstanding as of June 30, 1999 is primarily a result of:

         - The Company issued 226,064 shares of common upon conversion of 2,687 shares of its Series B Preferred Stock and an additional 113 shares of Series B Preferred Stock as dividends. Pursuant to the terms of the Company's Series B Preferred Stock, the conversion price was 91% of the arithmetic average of the lowest three closing bid prices during the 20 consecutive trading days immediately preceding the conversion date.

         - During the second quarter of 1999, the Company exercised a call option and issued 1,468,964 shares of common stock for aggregate consideration of approximately $4.5 million upon exercise of warrants issued in the Company's 1996 initial public offering. The exercise price of the warrants was $3.07 per share.

         - During the second quarter of 1999, the Company issued 362,285 shares of common stock upon exercise of warrants issued in the Company's 1997 private placement. The exercise price of the warrants was $2.56 per share. Proceeds from the exercise of private placement warrants, together with an additional 310,500 shares of common stock purchased by holders of the private placement warrants, totaled $1.2 million.

         - On June 25, 1999, the Company issued 48,387 shares (valued at approximately $570,000) to acquire the assets of CyberDesic Communications Corporation, Inc., an Internet service provider headquartered in Peoria, Illinois.

         - On June 23, 1999, the Company issued 108,790 shares (valued at approximately $1.25 million) to acquire CommerceGate
             Corporation, an e-commerce software development and consulting services firm headquartered in Seattle, Washington.

         - On June 16, 1999, the Company issued 84,010 shares (valued at approximately $980,000) to acquire Colorado Mountain Net, Inc., a web hosting and Internet service provider headquartered in Steamboat Springs, Colorado.

         - On June 11, 1999, the Company issued 146,611 shares (valued at approximately $1.74 million) to acquire IdealDial Corporation, an enhanced full-service telecommunications provider headquartered in Denver, Colorado.

         - On June 10, 1999, the Company issued 123,565 shares (valued at approximately $1.44 million) to acquire Internet Connect, Inc., an Internet service provider headquartered in Salt lake City, Utah.

NOTE 7.  SUBSEQUENT EVENTS

         In July 1999, the Company filed its amended and restated Certificate of Incorporation with the Secretary of State of Delaware, thereby changing the Company's name from Rocky Mountain Internet, Inc. to RMI.NET, Inc. The Company's common stockholders had previously approved the name change at the 1999 Annual Meeting of Stockholders.

         On July 30, 1999, the Company entered into an agreement to acquire ACES Research, Inc. ("ACES"), an Arizona corporation headquartered in Tucson, Arizona. The Company agreed to pay approximately $2 million, payable in the form of 174,634 shares of common stock. ACES is an Internet service provider.

         On August 3, 1999, the Company entered into an agreement to acquire WebZone, a division of Triad, L.L.C. , an Oklahoma limited liability company headquartered in Tulsa, Oklahoma. The Company agreed to pay approximately $5.25 million, payable in the form of 441,175 shares of common stock. WebZone is an Internet service provider.

        On August 6, 1999, Internet Communications Corporation ("ICC") agreed to dismiss with prejudice all claims brought in their lawsuit against the Company based on a failed 1998 merger. ICC entered into a Settlement Agreement resolving all current and future claims related to the terminated merger. Under the Settlement Agreement, the Company made no payment of monies or anything of value to ICC as a result of the dismissal of all claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion of the results of operations and financial condition of RMI.NET, Inc. (the "Company") should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Quarterly Report.

RESULTS OF OPERATIONS

               THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

         TOTAL REVENUE

         The Company's total revenues grew 196% from $2.16 million to $6.39 million for the three months ended June 30, 1999 from June 30, 1998. Revenue growth is primarily attributable to an increase in the number of the Company's customers as a result of more aggressive sales efforts and customers added by acquisition. The Company intensified its sales efforts in 1999 versus 1998 by increasing the size of the sales force and by segmenting the sales team by product group.

         COMMUNICATION SERVICES

         Communication Services is comprised predominately of dial-up and dedicated Internet access service. Communication Services revenues grew 201% from $1.79 million to $5.39 million for the three months ended June 30, 1999 from June 30, 1998. The increase is due to increasing demand for a wide range of bandwidth options to connect customers to the Internet and the productivity of the Company's sales department in the second half of 1998. In addition, the Company added over 22,000 dial-up customers, over 500 dedicated access customers and over 13,000 local and long distance customers due to acquisitions in the fourth quarter of 1998 and the first six months of 1999.

         WEB SOLUTIONS

         Web Solutions revenues grew 168% from $0.37 million for the three months ended June 30, 1998 to $0.99 million for the three months ended June 30, 1999. Web Solutions revenues are comprised of three major products: web site hosting, web site production and web site marketing. Web site hosting accounted for $0.15 million of revenue in the three months ended June 30, 1998 and $0.26 million in the three months ended June 30, 1999 for an increase of 82%. Web site production increased from $0.19 million in the three months ended June 30, 1998 to $0.72 million in the three months ended June 30, 1999, for an increase of 274%. The increase in web site production is primarily due to the acquisition of Application Methods in July 1998.

         GROSS PROFIT

         Gross profit consists of total revenue less the direct cost of delivering services and equipment. These costs include costs for circuit and local line charges to provide service to customers. Gross margin for the three months ended June 30, 1999 was $3.29 million, or 51% of revenue, compared to $1.21 million, or 56% of revenue for the three months ended June 30, 1998. The lower gross margin ratio was due primarily to lower margins of three recent non-ISP acquisitions. Although the Company expects the underlying cost structure for these acquisitions to be improved to restore the Company to higher margins, traditional telecom services historically generate lower gross margins than the Company's other Communication Services operations. The Company plans to transition these local and long distance telecom customers to dial-up Internet subscribers over the next two quarters, which may help restore margins to historical levels.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Total selling, general, and administrative expenses ("SG&A") increased from approximately $1.62 million for the three months ended June 30, 1998 to $5.71 million for the three months ended June 30, 1999, or an increase of 257%. This increase was primarily the result of higher payroll costs and benefits. Payroll and benefits cost increased 247% from $0.99 million in the three months ended June 30, 1998 to $3.46 million in the three months ended June 30, 1999 as a result of increasing the Company's headcount from approximately 80 employees in June 1998 to approximately 340 employees in June 1999.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased from $0.25 million for the three months ended June 30, 1998 to $1.46 million for the three months ended June 30, 1999 for an increase of 487%. The increase was due to higher goodwill amortization associated with the Company's acquisitions completed after June 30, 1998.

                SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

         TOTAL REVENUE

         The Company's total revenues grew 192% from $3.94 million to $11.65 million for the six months ended June 30, 1999 from June 30, 1998. Revenue growth is attributable to an increase in the number of the Company's customers as a result of more aggressive sales efforts and customers added by acquisition. The Company intensified its sales efforts in 1999 versus 1998 by increasing the size of the sales force and by segmenting the sales team by product group.

         COMMUNICATION SERVICES

         Communication Services is comprised predominately of dial-up and dedicated Internet access service. Communication Services revenues grew 201% from $3.26 million to $9.80 for the six months ended June 30, 1999 from June 30, 1998. The increase is due to increasing demand for a wide range of bandwidth options to connect customers to the Internet and the productivity of the Company's sales department. In addition, the Company added over 22,000 dial-up customers, over 500 dedicated access customers and over 13,000 local and long distance customers due to acquisitions in the fourth quarter of 1998 and the first six months of 1999.

         WEB SOLUTIONS

         Web Solutions revenues grew 170% from $0.69 million for the six months ended June 30, 1998 to $1.85 million for the six months ended June 30, 1999. Web Solutions revenues are comprised of three major products: web site hosting, web site production and web site marketing. Web site hosting accounted for $0.28 million of revenue in the first six months of 1998 and $0.54 million in the first six months of 1999 for an increase of 89%. Web site production increased from $0.34 million in the first six months of 1998 to $1.28 million in the first six months of 1999, for an increase of 281%. The increase in web site production is primarily due to the acquisition of Application Methods in July 1998.

         GROSS PROFIT

         Gross profit consists of total revenue less the direct cost of delivering services and equipment. These costs include costs for circuit and local line charges to provide service to customers. Gross margin for the first six months of 1999 was $5.74 million, or 49% of revenue, compared to $2.34 million, or 59% of revenue for the first six months of 1998. The lower gross margin ratio was due primarily to lower margins of three recent non-ISP acquisitions. Although the Company expects the underlying cost structure for these acquisitions to be improved to restore the Company to higher margins, traditional telecom services historically generate lower gross margins than the Company's other Communication Services operations. The Company plans to transition these local and long distance telecom customers to dial-up Internet subscribers over the next three quarters, which may help restore margins to historical levels.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Total selling, general, and administrative expenses ("SG&A") increased from approximately $3.77 million for the six months ended June 30, 1998 to $10.22 million for the six months ended June 30, 1999, or an increase of 171%. This increase was primarily the result of higher payroll costs and benefits. Payroll and benefits cost increased 175% from $2.22 million in the first six months of 1998 to $6.1 million in the first six months of 1999 as a result of increasing the Company's headcount from approximately 80 employees in June 1998 to approximately 340 employees in June 1999.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased from $0.49 million for the six months ended June 30, 1998 to $2.60 million for the six months ended June 30, 1999 for an increase of 430%. The increase was due to higher goodwill amortization that was associated with acquisitions completed after June 30, 1998.

EFFECTS OF INFLATION

         Historically, inflation has not had a material effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 1999, the Company's cash used in operations was $4.90 million as compared to $0.12 million for the six months ended June 30, 1998. The increase in cash used in operations primarily resulted from increased operating losses and higher working capital requirements in 1999. The Company expects to continue to have operating cash flow deficiencies for the near future as it develops and expands its business.

         For the six months ended June 30, 1999, the Company used $2.24 million in investing activities compared to $0.52 million for the same period in 1998. This change was primarily due to increased capital expenditures in 1999.

         Cash provided by financing activities increased in the six months ended June 30, 1999 compared to the same period in 1998 due to proceeds received from the exercise of warrants issued in conjunction with the Company's 1996 initial public offering. The warrants were exercised after the Company exercised its call option.

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

         The Company also issued 8,000 shares of its Series B Redeemable, Convertible Preferred Stock ("Series B Preferred Stock") through a private placement, which was completed on December 10, 1998. The Company received $8.0 million in gross proceeds from the issuance of the Series B Preferred Stock, which was sold to two institutional investors. The Series B Preferred Stock is convertible, subject to certain restrictions, into shares of the Company's common stock at a variable rate, based on a formula linked to the market price at the time of conversion. The terms of the Series B Preferred Stock also includes restrictions on conversion depending on certain market conditions, restrictions against short sales and other hedging transactions by the investors and a conversion rate which may be up to a 20% premium to the market price or a discount to the market price depending on the time of conversion. The Series B Preferred Stock may be redeemed by the Company at any time if the Company is in compliance with certain covenants at a minimum redemption price equal to 115% times the outstanding face amount plus accrued but unpaid dividends and interest. In addition, the Series B Preferred Stock may be redeemed at the option of the holders if the Company's common stock ceases to be traded on either the NASDAQ, NASDAQ Small Cap, NYSE or the AMEX stock exchanges, if the

Company is unable to convert the shares into common stock upon a requested conversion or if the Company is merged into another entity where the Company's voting stockholders do not collectively own greater than 51% of the merged entity. As of June 30, 1999, 2,687 shares of Series B Preferred Stock have been converted into 226,064 shares of the Company's common stock and 113 shares of Series B Preferred Stock have been issued as dividends; 5,426 shares of Series B Preferred Stock remained outstanding. From June 30, 1999 to August 2, 1999, an additional 2,687 shares of Series B Preferred Stock have been converted into 241,932 shares of the Company's common stock, leaving 2,932 shares of Series B Preferred Stock outstanding.

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

         During the second quarter of 1999, the Company exercised a call option and issued 1,468,964 shares of common stock for aggregate consideration of approximately $4.5 million upon exercise of 1,032,480 warrants issued in the Company's 1996 initial public offering. In addition, the Company issued 362,285 shares of common stock upon exercise of warrants issued in the Company's 1997 private placement. The exercise price of the warrants was $2.56 per share. Proceeds from the exercise of private placement warrants, together with an additional 310,500 shares of common stock purchased by holders of the private placement warrants, totaled $1.2 million.

         The Company has cash and cash equivalents of $4.4 million as of June 30, 1999. Management estimates that, based upon its current expectations for growth, the Company will require additional funding of up to $6 million through the end of 1999 for the execution of its current business plan including the financing of its anticipated capital expenditures and operating losses. In addition to increasing cash flow from operations, the Company intends to obtain this funding from one or more of the following sources: (1) a commitment, subject to certain conditions, from one of the institutional investors who purchased the Series B Preferred Stock in December 1998 to purchase an additional $5 million of preferred stock with the same terms as the Series B Preferred Stock, (2) the exercise of warrants held by the Company's Chief Executive Officer, and (3) establishing a credit facility to finance equipment purchased and other capital expenditures for $5.0 million. Management believes its current operating funds, along with these additional financing sources, will be sufficient to fund its cash requirements for at least the next 12 months.

         The Company issued warrants to its Chief Executive Officer to purchase 4,000,000 shares of the Company's common stock at an exercise price of $1.90 per share, subject to adjustment, in October 1997. These warrants are scheduled to expire on September 22, 1999 unless extended. The Chief Executive Officer exercised a portion of these warrants in March 1998 to purchase 50,000 shares of the Company's common stock and in January 1999 to purchase 25,000 shares of the Company's common stock.

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

YEAR 2000 ISSUES

         RMI.NET is preparing its systems and applications for the Year 2000
(Y2K). Various problems may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date. If the computer systems cannot distinguish between the year 1900 and 2000, system failures or other computer errors could result.

         STATE OF READINESS

         The Company has established a Y2K Committee to coordinate appropriate activity and a reporting structure to the Board of Directors on a monthly basis with regard to the Year 2000 issue. This committee has outlined a comprehensive plan and is currently implementing the tasks associated for the Company to become Y2K ready. Preliminary indications are that, since RMI.NET is a relatively new Company (founded in 1993), most hardware and software systems, as well as software programs used by the Company, will not be impacted by the Year 2000 issues. All of the Company's MIS user equipment is based on Microsoft Windows 95, 98, or NT. Microsoft has issued or is issuing patches that will make this software compliant by year-end. Internal MIS systems that handle accounting and customer care are being replaced due to growth needs. All future software that will be purchased will be Y2K compliant. All internally written software is currently being checked to ensure Y2K compliance and will be completed no later than October 1999. Users have been briefed on the necessity for them to check any special, non-mission critical software that they have purchased for their departments to ensure that it is Y2K compliant.

         The Company has inventoried the externally purchased network elements including routers, router software, router redundancy options, processor cards, and switches. The Company has verified 100% completion of testing, in cooperation with the external vendors, that the products associated with the network elements are Y2K compliant. After testing and certification, the Company learned that over 90% of the network elements passed the Y2K compliance test. Of the elements that failed, and therefore were not Y2K compliant, the Company has upgraded the majority of equipment and software to be Year 2000 compliant. The remaining items will be replaced no later than October 1999.

         RMI.NET has acquired 15 companies since June 1998. The Company is currently working very closely with each company to determine their state of readiness. Overall, the companies are approximately 85% Y2K compliant from a hardware and software perspective. The Company believes that the remaining 15% non-compliance is a result primarily of not yet being able to complete testing of those components.

         With respect to communications from external third parties requesting that the Company provide verification of Y2K compliance on the Company's goods and services, the Company has sent formal response letters for all requests received prior to June 30, 1999. With respect to communications with external third party vendors that provide additional goods and services to the Company, the Company expects to complete its issuance of requests to all those parties to provide verification of Y2K compliance on their goods and services no later than August 15, 1999.

         Subsequent testing will indicate what modifications or replacements will be necessary for the Company to be internally Year 2000 ready.

         The Company is continuing to evaluate the financial impact for Y2K compliance and expects that total costs will not exceed $150,000 to $200,000. The estimates for the costs of the Year 2000 Program are based upon management's best estimates and may be updated or revised as additional information becomes available. The Company has incurred approximately $20,000 thus far on administrative costs in connection with assessing the Year 2000 issues. Due to the Company's headquarters and data center move during the first quarter of 1999, the Company estimates no more than $50,000 was spent for the data center move and to ensure non-Y2K compliant equipment was replaced with equipment that met Y2K standards. The Company is assessing whether or not they will hire an external consultant to assess the state of readiness of all systems, which could be affected by the Year 2000 issue. The Company believes such costs will not have a material effect on the Company's financial condition, liquidity or results of operation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any derivative financial instruments as of June 30, 1999. The Company's interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on the Company's cash equivalents. The Company's long-term debt has fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. To mitigate the impact of fluctuations in interest rates, the Company generally enters into fixed rate investing and borrowing arrangements. As a result, the Company believes that the market risk arising from holding of its financial instruments is not material.

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

      The Company has consistently stated that ICC's claims were frivolous and without merit, and vigorously defended such action and asserted counterclaims against ICC. On August 6, 1999, ICC agreed to dismiss with prejudice all claims brought in their lawsuit against the Company, and entered into a Settlement Agreement resolving all current and future claims related to the terminated merger. Under the Settlement Agreement, the Company made no payment of monies or anything of value to ICC as a result of the dismissal of all claims.

      As a result of the merger termination and the related financing transactions, which were not completed, the Company incurred cost, expenses and related fees between $6.1 million, a portion of which are in dispute. Of this amount, approximately $4.2 million relates to a non-cash item related to warrants issued by the Company. Of the $6.1 million expensed, $0.8 million remained accrued at June 30, 1999 related to this matter. At this time, management of the Company is unable to determine the possible outcome of this dispute.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 1999, the Company issued and/or sold the following unregistered securities:

         - The Company issued 226,064 shares of common upon conversion of 2,687 shares of its Series B Preferred Stock and an additional 113 shares of Series B Preferred Stock as dividends. Pursuant to the terms of the Company's Series B Preferred Stock, the conversion price was 91% of the arithmetic average of the lowest three closing bid prices during the 20 consecutive trading days immediately preceding the conversion date.

         - During the second quarter of 1999, the Company exercised a call option and issued 1,468,964 shares of common stock for aggregate consideration of approximately $4.5 million upon exercise of warrants issued in the Company's 1996 initial public offering. The exercise price of the warrants, as adjusted for dilution, was $3.07 per share.

         - During the second quarter of 1999, the Company issued 362,285 shares of common stock upon exercise of warrants issued in the Company's 1997 private placement. The exercise price of the warrants, as adjusted for dilution, was $2.56 per share. Proceeds from the exercise of private placement warrants, together with an additional 310,500 shares of common stock purchased by holders of the private placement warrants, totaled $1.2 million.

         - On June 28, 1999, the Company issued 48,387 shares (valued at approximately $570,000) to acquire the assets of CyberDesic Communications Corporation, Inc., an Internet service provider headquartered in Peoria, Illinois.

         - On June 23, 1999, the Company issued 108,790 shares (valued at approximately $1.25 million) to acquire CommerceGate
             Corporation, an e-commerce software development and consulting services firm headquartered in Seattle, Washington.

         - On June 16, 1999, the Company issued 84,010 shares (valued at approximately $980,000) to acquire Colorado Mountain Net, Inc., a web hosting and Internet service provider headquartered in Steamboat Springs, Colorado.

         - On June 11, 1999, the Company issued 146,611 shares (valued at approximately $1.74 million) to acquire IdealDial Corporation, an enhanced full-service telecommunications provider headquartered in Denver, Colorado.

         - On June 10, 1999, the Company issued 123,565 shares (valued at approximately $1.44 million) to acquire Internet Connect, Inc., an Internet service provider headquartered in Salt lake City, Utah.

Each of the above transactions was exempt from registration under Section 4(2) or Section 3(a)(9) of the Securities Act of 1933.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were submitted to a vote of security holders at the 1999 annual Meeting of Stockholders held on June 24, 1999:

1. Election of five directors to the Board of Directors of the Company for a one-year term. The following votes were cast in the election of directors:

             Director                   For               Withhold Authority
     ----------------------     -------------------    -----------------------
     Douglas H. Hanson                8,015,124                22,201
     D. D. Hock                       8,011,636                25,689
     Robert W. Grabowski              8,013,661                23,664
     Lewis H. Silverberg              8,010,941                26,384
     Mary Beth Vitale                 8,014,174                23,151

2. Proposed amendment to Article 1 of the Company's Amended and Restated Certificate of Incorporation to change the name of the Company from Rocky Mountain Internet, Inc. to "RMI.NET, Inc." There were 8,013,414 votes cast for approval of the amendment, 17,707 votes cast against approval of the amendment and 6,204 abstentions.

3. Proposed amendment to Article 4 of the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, as described in the proxy statement dated May 28, 1999. There were 7,551,509 votes cast for approval of the amendment, 463,370 votes cast against approval of the amendment and 22,446 abstentions.

4. Proposed amendment to the Company's 1998 Employees' Option Plan, as amended, to increase the number of shares of common stock that the Company may issue thereunder, as described in the proxy statement dated May 28, 1999. There were 3,648,454 votes cast for approval of the amendment, 141,328 votes cast against approval of the amendment and 31,420 abstentions.

5. Proposed ratification of issuance of all shares of common stock that the Company would be entitled to issue upon conversion of the Company's Convertible Series B Preferred Stock, as described in the proxy statement dated May 28, 1999. There were 3,543,354 votes cast for ratification, 259,291 votes cast against ratification and 18,557 abstentions.

6. Proposed ratification of the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999. There were 8,021,129 votes cast for ratification, 11,965 votes cast against ratification and 4,231 abstentions.


ITEM 5.  OTHER EVENTS

         In July 1999, the Company filed its amended and restated Articles of Incorporation with the Secretary of State of Delaware, thereby changing the Company's name from Rocky Mountain Internet, Inc. to RMI.NET, Inc. The Registrant's common stockholders had previously approved the name change at the 1999 Annual Meeting of Stockholders, as discussed under "Item 4. Submission of Matters to a Vote of Security Holders."

         On July 30, 1999, the Company entered into an agreement to acquire ACES Research, Inc. ("ACES"), an Arizona corporation headquartered in Tucson, Arizona. The Company agreed to pay approximately $2 million, payable in the form of 174,634 shares of common stock. The consideration that the Company agreed to pay ACES was determined through arm's length negotiation. There was no material relationship between the Company and ACES prior to the acquisition. ACES is an Internet service provider. The Company intends to utilize the assets acquired from ACES in the same manner that ACES utilized the assets.

         On August 3, 1999, the Company entered into an agreement to acquire WebZone a division of Triad, L.L.C., an Oklahoma limited liability company headquartered in Tulsa, Oklahoma. The Company agreed to pay approximately $5.25 million, payable in the form of 441,175 shares of common stock. The consideration that the Company agreed to pay WebZone was determined through arm's length negotiation. There was no material relationship between the Company and WebZone prior to the acquisition. WebZone is an Internet service provider. The Company intends to utilize the assets acquired from WebZone in the same manner that WebZone utilized the assets.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)      Exhibits.

           EXHIBIT
            NUMBER           DESCRIPTION OF DOCUMENT
         -------------       --------------------------------------------------
               3.1           Amended and Restated Articles of Incorporation.
              27.1           Financial Data Schedule.

(b)      Reports on Form 8-K.

         1) On June 28, 1999, the Company filed a Current Report on Form 8-K to report the Company's acquisitions of IdealDial Corporation, a Colorado corporation, and Internet Connect, Inc., a Utah corporation.

         2) On April 19, 1999, the Company filed a Current Report on Form 8-K to report the Company's acquisition of August 5th Corporation, d/b/a Dave's World, an Illinois corporation. Pursuant to Item 7 of Form 8-K, the Form 8-K contained financial information concerning the Dave's World acquisition.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date:  August 9, 1999.


                        RMI.NET, INC.
                        a Delaware corporation


                        By:       /s/ Douglas H. Hanson
                             -----------------------------------------------
                             Name:    Douglas H. Hanson
                             Title:   Chairman of the Board, Chief Executive
                                      Officer and Director
                                      (PRINCIPAL EXECUTIVE OFFICER)


                        By:       /s/ Michael D. Dingman, Jr.
                             -----------------------------------------------
                             Name:    Michael D. Dingman, Jr.
                             Title:   Treasurer (PRINCIPAL FINANCIAL AND
                                      ACCOUNTING OFFICER)


                                  EXHIBIT INDEX

           EXHIBIT
            NUMBER           DESCRIPTION OF DOCUMENT
         -------------       --------------------------------------------------
               3.1           Amended and Restated Articles of Incorporation.
              27.1           Financial Data Schedule.