Form 10-Q
period 1999-09-30
RMI NET INC
filed 1999-11-09
CIK 1003282

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended         September 30, 1999
                                       ----------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from __________________ to __________________

         Commission file number 001-12063
                               -----------

                                  RMI.NET, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   84-1322326
--------------------------------------         --------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

                999 EIGHTEENTH STREET, SUITE 2201
                        DENVER, COLORADO                           80202
------------------------------------------------------ ------------------------
            (Address of principal executive offices)             (Zip Code)

                                 (303) 672-0700
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                     Shares Outstanding as of November 8, 1999
------------------------------------ ------------------------------------------
   Common Stock, $0.001 par value                   [18,117,947]

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                  RMI.NET, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                  PAGE
                                                                                                  ----
    Consolidated Balance Sheets as of September 30, 1999
       and December 31,1998..........................................................................1

    Consolidated Statements of Operations for the Three Months Ended
       September 30, 1999 and 1998...................................................................2

    Consolidated Statements of Operations for the Nine Months Ended
       September 30, 1999 and 1998...................................................................3

    Consolidated Statements of Cash Flows for the Nine Months Ended
       September 30, 1999 and 1998...................................................................4

    Notes to Consolidated Financial Statements.......................................................5

                                  RMI.NET, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                               SEPTEMBER 30,          DECEMBER 31,
                                                                                   1999                   1998
                                                                           ----------------------  -------------------
                                                                                (UNAUDITED)
Current Assets

   Cash and cash equivalents                                                       $   6,212,781  $         5,729,346
   Trade receivables, net of allowance for doubtful accounts                           4,681,118            1,598,479
   Inventories                                                                           222,896               56,440
   Other                                                                               1,123,698              224,629
                                                                           ----------------------  -------------------
       Total current assets                                                           12,240,493  $         7,608,894
                                                                           ----------------------  -------------------

PROPERTY AND EQUIPMENT, NET                                                            9,881,161            3,540,400
GOODWILL, NET                                                                         35,451,111           13,101,814
OTHER                                                                                    547,673              430,693
                                                                           ----------------------  -------------------

       Total assets                                                               $   58,120,438  $        24,681,801
                                                                           ======================  ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                                              $   3,479,742    $       2,280,101
   Current maturities of long-term debt and capital lease obligations                2,464,560              915,211
   Deferred revenue                                                                  2,184,507              513,167
   Accrued payroll and related taxes                                                   657,188              302,660
   Accrued expenses                                                                  1,931,014            1,611,242
                                                                           ----------------------  -------------------
       Total current liabilities                                                    10,717,011            5,622,381
                                                                           ----------------------  -------------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                         2,742,361              493,963
                                                                           ----------------------  -------------------

       Total liabilities                                                            13,459,372            6,116,344
                                                                           ----------------------  -------------------

REDEEMABLE, CONVERTIBLE PREFERRED STOCK:

   Series B, $.001 par value; 9,600 shares authorized, 2,150 and 8,000 shares issued and outstanding (liquidation preference of $2,150,000 at
     September 30, 1999), respectively, net                                          1,928,171            6,747,843

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock, $.001 par value; 100,000,000 shares authorized, 17,533,247 and 9,446,272 issued, respectively, 17,453,153 and 9,384,677
     outstanding, respectively                                                          17,533                9,384
   Additional paid-in capital                                                       73,048,000           29,257,415
   Accumulated deficit                                                             (30,332,638)         (17,449,185)
                                                                           ----------------------  -------------------
                                                                                    42,732,895           11,817,614
                                                                           ----------------------  -------------------

                                                                                 $  58,120,438    $      24,681,801
                                                                           ======================  ===================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  RMI.NET, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30
                                                      1999            1998
                                                  ------------    ------------
                                                          (UNAUDITED)
REVENUE

   Communication services                         $  8,058,486    $  1,922,143
   Web solutions                                     1,073,115         643,181
                                                  ------------    ------------
                                                     9,131,601       2,565,324
                                                  ------------    ------------
COST OF REVENUE EARNED

   Communication services                            4,564,365         715,430
   Web solutions                                       361,467         192,954
                                                  ------------    ------------
                                                     4,925,832         908,384
                                                  ------------    ------------
GROSS PROFIT                                         4,205,769       1,656,940

   Selling expenses                                  1,712,389         474,219
   General and administrative expenses               5,562,262       1,371,426
   Costs related to unsuccessful merger attempt           --         4,549,301
   Depreciation and amortization                     2,275,010         489,625
                                                  ------------    ------------

OPERATING LOSS                                      (5,343,892)     (5,227,631)

Other income (expense)

   Interest expense                                   (140,471)        (85,407)
   Interest income                                      52,298          18,074
                                                  ------------    ------------

Net loss                                            (5,432,065)     (5,294,964)

   Preferred stock dividends                            21,654            --
                                                  ------------    ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS        $ (5,453,719) $   (5,294,964)
                                                  ============    ============

Basic and diluted loss per common share                  (0.35)          (0.67)
                                                  ============    ============

   Weighted average common shares outstanding       15,471,000       7,919,000
                                                  ============    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 RMI.NET, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30
                                                     1999             1998
                                                  ------------    ------------
                                                           (UNAUDITED)
REVENUE

   Communication services                         $ 17,859,424    $  5,177,518
   Web solutions                                     2,923,935       1,328,848
                                                  ------------    ------------
                                                    20,783,359       6,506,366
                                                  ------------    ------------
COST OF REVENUE EARNED

   Communication services                            9,969,618       2,074,305
   Web solutions                                       872,736         438,094
                                                  ------------    ------------
                                                    10,842,354       2,512,399
                                                  ------------    ------------
GROSS PROFIT                                         9,941,005       3,993,967

   Selling expenses                                  3,726,203       1,313,781
   General and administrative expenses              13,770,819       4,298,524
   Costs related to unsuccessful merger attempt           --         4,549,301
   Depreciation and amortization                     4,879,947         978,700
                                                  ------------    ------------

OPERATING LOSS                                     (12,435,964)     (7,146,339)

Other income (expense)

   Interest expense                                   (368,968)       (243,130)
   Interest income                                     120,741          61,110
                                                  ------------    ------------

Net loss                                           (12,684,191)     (7,328,359)

   Preferred stock dividends                           199,261            --
                                                  ------------    ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS        $(12,883,452) $   (7,328,359)
                                                  ============    ============

Basic and diluted loss per common share                  (1.09)          (0.99)
                                                  ============    ============

   Weighted average common shares outstanding       11,806,000       7,402,000
                                                  ============    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  RMI.NET, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30
                                                                            1999            1998
                                                                        ------------    ------------
                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                             $(12,684,191) $  (7,328,359)
   Items not requiring cash:
     Depreciation                                                          1,374,435         185,094
     Amortization                                                          3,505,512         846,706
     Issuance of warrants for services related to unsuccessful merger           --         2,765,229
     Stock option compensation                                                  --           383,077
     Stock contribution to pension plan                                       60,006          52,419
     Provision for doubtful accounts                                       1,117,946         177,705
   Changes in operating assets and liabilities net of effects from acquired interests:
     Trade receivables                                                    (2,621,261)       (384,382)
     Inventories                                                             (96,764)        (10,063)
     Other current assets                                                   (336,944)        (63,063)
     Accounts payable                                                         99,013       2,112,397
     Deferred revenue                                                        720,089         (56,490)
     Accrued payroll and related taxes                                       264,964         (20,940)
     Accrued expenses                                                       (616,331)      1,004,395
                                                                        ------------    ------------
       Net cash used in operating activities                              (9,213,526)       (336,275)
                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of property and equipment                                    (2,638,466)       (567,831)
   Purchases of interests, net of cash acquired                             (176,565)           --
   Increase in deferred acquisition costs                                   (109,701)       (285,042)
                                                                        ------------    ------------
       Net cash used in investing activities                              (2,924,732)       (852,873)
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from exercise of common stock options and warrants            14,032,390         843,497
   Proceeds from issuance of notes                                              --           400,000
   Purchase of treasury stock                                                   --           (18,000)
   Payments on long-term debt and capital lease obligations               (1,410,697)       (358,825)
                                                                        ------------    ------------
       Net cash provided by financing activities                          12,621,693         866,672
                                                                        ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             483,435        (322,476)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             5,729,346       1,053,189
                                                                        ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  6,212,781    $    730,713
                                                                        ============    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

         The interim financial data are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by RMI.NET, Inc. (hereinafter, "the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

COST OF REVENUE EARNED

         Communication Services cost of revenue earned consists of the cost of high speed data circuits and telephone lines that allow customers access to the Company's service plus Internet access fees paid by the Company to Internet backbone carriers. Cost of revenue earned for Web Solutions consist of payroll costs of employees directly related to the production of customers' web sites and outside services required for such projects. Previously, the payroll costs of these employees were included in General and Administrative expenses.

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

NOTE 3.  COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company does not report any items that would qualify for disclosure under this statement.

NOTE 4.  ACQUISITIONS

         On July 30, 1999, the Company agreed to issue 441,175 shares of common stock (valued at approximately $5.3 million) in the acquisition of Triad Resources, L.L.C., an Oklahoma limited liability company doing business as "WebZone" and headquartered in Tulsa, Oklahoma. WebZone is an Internet service provider.

         On July 30, 1999, the Company agreed to issue 174,634 shares of common stock (valued at approximately $1.9 million) in the acquisition of ACES Research, Inc., an Arizona corporation headquartered in Tucson, Arizona. ACES Research is an Internet service provider whose customer base is comprised primarily of business customers who are dedicated Internet access users.

         On August 30, 1999, the Company agreed to issue 174,001 shares of common stock (valued at approximately $1.5 million) in the acquisition of the high-end web hosting and dedicated access service assets, serving primarily business customers, of Novo Media Group, Inc., a California corporation headquartered in San Francisco, California.

         On August 31, 1999, the Company agreed to issue 811,687 shares of common stock (valued at approximately $6.6 million) in the acquisition of the assets of Wolfe Internet Access, L.L.C., a Washington limited liability company headquartered in Seattle, Washington and doing business as "WolfeNet." WolfeNet is an Internet service provider.

         Substantially all the purchase consideration of the acquisitions was recorded as goodwill.

NOTE 5.  SEGMENT INFORMATION

         The Company's management regularly evaluates the performance of the Company by reviewing operating results comprising two segments of the business. As such, the Company considers each division to be an operating segment. In making operating decisions and allocating resources, the Company's management specifically focuses on the revenues and operating costs generated by each operating segment, as summarized in the following tables. Certain shared costs of the segments have been allocated to each segment based upon its share of the consolidated revenues for the period reported. Excluded from the operating loss of the segment for 1998 is expense of $4,549,301 related to an unsuccessful merger attempt.

                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                           1999             1998            1999             1998
                                                      ---------------- --------------- ---------------- ----------------
                                                        (unaudited)                      (unaudited)
NET SALES

   Communication Services                            $    8,058,486   $   1,922,143   $   17,859,424   $    5,177,518
   Web Solutions                                          1,073,115         643,181        2,923,935        1,328,848

     Total Net Sales                                      9,131,601       2,565,324       20,783,359        6,506,366

COST OF REVENUE EARNED

   Communication Services                                 4,564,365         715,430        9,969,618        2,074,305
   Web Solutions                                            361,467         192,954          872,736          438,094

     Total Cost of Revenue Earned                         4,925,832         908,384       10,842,354        2,512,399

SELLING EXPENSES

   Communication Services                                 1,511,934         355,322        3,201,977        1,042,930
   Web Solutions                                            200,455         118,897          524,226          270,851

     Total Selling                                        1,712,389         474,219        3,726,203        1,313,781

GENERAL & ADMINISTRATIVE ("G&A")

   Communication Services                                 4,910,573         973,278       11,833,453        3,549,133
   Web Solutions                                            651,689         398,148        1,937,366          749,391

     Total G&A                                            5,562,262       1,371,426       13,770,819        4,298,524


                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                           1999             1998            1999             1998
                                                      ---------------- --------------- ---------------- ----------------
                                                        (unaudited)                      (unaudited)
OPERATING INCOME (LOSS) BEFORE DEPRECIATION AND
   AMORTIZATION
   Communication Services                                (2,928,386)       (121,887)      (7,145,624)      (1,488,850)
   Web Solutions                                           (140,496)        (66,818)        (410,393)        (129,488)

     Total Operating Income (Loss)                       (3,068,882)       (188,705)      (7,556,017)      (1,618,338)

NOTE 6.  NAME CHANGE

         In July 1999, the Company filed its amended and restated Certificate of Incorporation with the Secretary of State of Delaware, thereby changing the Company's name from Rocky Mountain Internet, Inc. to RMI.NET, Inc. The Company's common stockholders had previously approved the name change at the 1999 Annual Meeting of Stockholders.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

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

         The Company has consistently stated that ICC's claims were frivolous and without merit, and vigorously defended such action and asserted counterclaims against ICC. On August 6, 1999, ICC agreed to dismiss with prejudice all claims brought in their lawsuit against the Company, and entered into a Settlement Agreement resolving all current and future claims related to the terminated merger. Under the Settlement Agreement, the Company made no payment of any monies or anything of value to ICC as a result of the claims.

         As a result of the merger termination and the related financing transactions, which were not completed, the Company incurred costs, expenses and related fees of $6.1 million, a portion of which are in dispute. Of this amount, approximately $4.2 million relates to a non-cash item related to warrants issued by the Company. Of the $6.1 million expensed, $0.8 million remained accrued at September 30, 1999 related to this matter. At this time, management of the Company is unable to determine the possible outcome of this dispute.

NOTE 8.  COMMON STOCK TRANSACTIONS

       The increase in the Company's common stock issued and outstanding as of September 30, 1999 is primarily a result of:

       - On August 13, 1999, the Company's Chief Executive Officer exercised 3,950,000 warrants to purchase the Company's common stock yielding net proceeds to the Company of approximately $7.5 million.

       - On July 30, 1999, the Company agreed to issue 441,175 shares of common stock (valued at approximately $5.3 million) in the acquisition of Triad Resources, L.L.C., an Oklahoma limited liability company doing business as "WebZone" and headquartered in Tulsa, Oklahoma. WebZone is an Internet service provider.

       - On July 30, 1999, the Company agreed to issue 174,634 shares of common stock (valued at approximately $1.9 million) in the acquisition of ACES Research, Inc., an Arizona corporation headquartered in Tucson, Arizona. ACES Research is an Internet service provider whose customer base is comprised of business dedicated Internet access users.

       - On August 30, 1999, the Company agreed to issue 174,001 shares of common stock (valued at approximately $1.5 million) in the acquisition of the high-end web hosting and dedicated access service assets of Novo Media Group, Inc., a California corporation headquartered in San Francisco, California.

       - On August 31, 1999, the Company agreed to issue 811,687 shares of common stock (valued at approximately $6.6 million) in the acquisition of the assets of Wolfe Internet Access, L.L.C., a Washington limited liability company headquartered in Seattle, Washington and doing business as "WolfeNet."

       - During the quarter ended September 30, 1999, the Company issued 354,023 shares of common stock upon conversion of 3,276 shares of its Series B Preferred Stock. Pursuant to the terms of the Company's Series B Preferred Stock, the conversion price was 93.13% of the arithmetic average of the lowest three closing bid prices during the 20 consecutive trading days immediately preceding the conversion date.

NOTE 9.  SUBSEQUENT EVENTS

         The Company announced on November 8, 1999 that it was consolidating its national call center operations and closing its Opelika, Alabama call center. The Company expects to save approximately $2.5 million on an annual basis, and reduce its overall headcount by approximately 75 employees, through this action.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion of the results of operations and financial condition of RMI.NET, Inc. (the "Company") should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Quarterly Report.

RESULTS OF OPERATIONS

          THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

         TOTAL REVENUE

         The Company's total revenues grew 256% from $2.6 million to $9.1 million for the three months ended September 30, 1999 from September 30, 1998. Revenue growth is primarily attributable to an increase in the number of the Company's customers as a result of customers added by acquisition and a more aggressive sales effort. The Company intensified its sales efforts in 1999 versus 1998 by increasing the size of the sales force and by segmenting the sales team by product group.

         COMMUNICATION SERVICES

         Communication Services is comprised predominately of dial-up and dedicated Internet access service. Communication Services revenues grew 319% from $1.9 million to $8.1 million for the three months ended September 30, 1999 from September 30, 1998. The increase results in part from the addition of over 49,000 dial-up customers, over 1,200 dedicated access customers and over 19,500 local and long distance customers due to acquisitions in the fourth quarter of 1998 and the first nine months of 1999. The growth in revenue is also due to increasing demand for a wide range of bandwidth options to connect customers to the Internet and the productivity of the Company's sales department in 1999.

         WEB SOLUTIONS

         Web Solutions revenues grew 67% from $0.6 million for the three months ended September 30, 1998 to $1.1 million for the three months ended September 30, 1999. Web Solutions revenues are comprised of three major products: web site hosting, web site production and web site marketing. Web site hosting accounted for $0.2 million of revenue in the three months ended September 30, 1998 and $0.4 million in the three months ended September 30, 1999, for an increase of 121%. Web site production increased from $0.4 million in the three months ended September 30, 1998 to $0.7 million in the three months ended September 30, 1999, for an increase of 64%. The increase in web site production is primarily due to the acquisition of Application Methods in July 1998, as well as an increase in sales personnel throughout the country.

         GROSS PROFIT

         Gross profit consists of total revenue less the direct cost of delivering services and equipment. These costs include costs for circuit and local line charges to provide service to customers. Gross margin for the three months ended September 30, 1999 was $4.2 million, or 46% of revenue, compared to $1.7 million, or 65% of revenue for the three months ended September 30, 1998. The lower gross margin ratio was due primarily to lower margins of three recent non-ISP acquisitions. Although the underlying cost structure for these acquisitions is being improved to restore the Company to higher margins, traditional telecom services historically generate lower gross margins than the Company's other Communication Services operations. The Company plans to transition these local and long distance telecom customers to dial-up Internet subscribers over the next year, which may help restore margins to historical levels.

         SELLING EXPENSES

         Total selling expenses increased from approximately $0.5 million for the three months ended September 30, 1998 to $1.7 million for the three months ended September 30, 1999, for an increase of 261%. The increase was primarily due to the launch of a national advertising campaign in the third quarter of 1999 to support the Company's growing national presence and expanding line of products and services, as well as an increase in sales personnel throughout the country.

         GENERAL AND ADMINISTRATIVE EXPENSES

         Total general and administrative expenses ("G&A") increased from approximately $1.4 million for the three months ended September 30, 1998 to $5.6 million for the three months ended September 30, 1999, for an increase of 306%. This increase was partially the result of higher payroll costs and benefits. Payroll and benefits cost increased 280% from $0.9 million in the three months ended September 30, 1998 to $3.2 million in the three months ended September 30, 1999 as a result of increasing the Company's headcount from approximately 115 employees in September 1998 to approximately 425 employees in September 1999. Outside services, which includes "temporary to hire" staff and professional services, increased 188% from $0.2 million in the three months ended September 30, 1998 to $0.5 million in the three months ended September 30, 1999. The Company hires many of the technical support call center staff and the Web production staff on a "temp to hire" program, wherein the new employee remains on the temporary employment agency's payroll for approximately ninety days.

         COSTS RELATED TO UNSUCCESSFUL MERGER ATTEMPT

         In June 1998, the Company announced it had entered into a merger agreement to acquire Internet Communications Corporation ("ICC"). The closing of the acquisition was subject to various closing conditions, and the merger agreement contained certain rights of termination. As a result of the termination and the related financing transactions which were not completed, the Company incurred cost, expenses and related fees of approximately $6.1 million, a portion of which are in dispute. Of this amount, approximately $4.2 million relates to a non-cash item related to warrants issued by the Company. Of the $6.1 million total expense incurred, $4.5 million was recognized in the third quarter of 1998. The remaining $1.6 million was recognized in the fourth quarter of 1998.

         DEPRECIATION AND AMORTIZATION

        Depreciation and amortization increased from $0.5 million for the three months ended September 30, 1998 to $2.3 million for the three months ended September 30, 1999 for an increase of 365%. The increase was due to higher goodwill amortization associated with seventeen companies that were acquired since September 30, 1998.

           NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

         TOTAL REVENUE

         The Company's total revenues grew 219% from $6.5 million to $20.8 million for the nine months ended September 30, 1999 from September 30, 1998. Revenue growth performance is attributable to an increase in the number of the Company's customers as a result of customers added by acquisition and a more aggressive sales effort. The Company intensified its sales efforts in 1999 versus 1998 by increasing the size of the sales force and by segmenting the sales team by product group.

         COMMUNICATION SERVICES

         Communication Services is comprised predominately of dial-up and dedicated Internet access service. Communication Services revenues grew 245% from $5.2 million to $17.9 for the nine months ended September 30, 1999 from September 30, 1998. The increase results in part from the addition of over 49,000 dial-up customers, over 1,200 dedicated access customers and over 19,500 local and long distance customers due to acquisitions in the fourth quarter of 1998 and the first nine months of 1999. The growth in revenue is also due to increasing demand for a wide range of bandwidth options to connect customers to the Internet and the productivity of the Company's sales department in 1999.

         WEB SOLUTIONS

         Web Solutions revenues grew 120% from $1.3 million for the nine months ended September 30, 1998 to $2.9 million for the nine months ended September 30, 1999. Web Solutions revenues are comprised of three major products: web site hosting, web site production and web site marketing. Web site hosting accounted for $0.4 million of revenue in the first nine months of 1998 and $0.9 million in the first nine months of 1999, for an increase of 101%. Web site production increased from $0.8 million in the first nine months of 1998 to $2.0 million in the first nine months of 1999, for an increase of 159%. The increase in web site production is primarily due to the acquisition of Application Methods in July 1998, as well as an increase in sales personnel throughout the country.

         GROSS PROFIT

         Gross profit consists of total revenue less the direct cost of delivering services and equipment. These costs include costs for circuit and local line charges to provide service to customers. Gross margin for the first nine months of 1999 was $9.9 million, or 48% of revenue, compared to $4.0 million, or 61% of revenue for the first nine months of 1998. The lower gross margin ratio was due primarily to lower margins of three recent non-ISP acquisitions. Although the underlying cost structure for these acquisitions is being improved to restore the Company to higher margins, traditional telecom services historically generate lower gross margins than the Company's other Communication Services operations. The Company plans to transition these local and long distance telecom customers to dial-up Internet subscribers over the next year, which may help restore margins to historical levels.

         SELLING EXPENSES

         Total selling expenses increased from approximately $1.3 million for the nine months ended September 30, 1998 to $3.7 million for the nine months ended September 30, 1999, for an increase of 184%. The increase was primarily due to the launch of a national advertising campaign in the third quarter of 1999 to support the Company's growing national presence and expanding line of products and services.

         GENERAL AND ADMINISTRATIVE EXPENSES

         Total general and administrative expenses ("G&A") increased from approximately $4.3 million for the nine months ended September 30, 1998 to $13.8 million for the nine months ended September 30, 1999, for an increase of 220%. This increase was partially the result of higher payroll costs and benefits. Payroll and benefits cost increased 187% from $2.4 million in the first nine months of 1998 to $8.0 million in the first nine months of 1999 as a result of increasing the Company's headcount from approximately 115 employees in September 1998 to approximately 425 employees in September 1999. Outside services, which includes "temporary to hire" staff and professional services increased 123% from $0.8 million in the first nine months of 1998 to $1.8 million in the first nine months of 1999. The Company hires many of the technical support call center staff and the Web production staff on a "temp to hire" program, wherein the new employee remains on the temporary employment agency's payroll for approximately ninety days.

         COSTS RELATED TO UNSUCCESSFUL MERGER ATTEMPT

         In June 1998, the Company announced it had entered into a merger agreement to acquire Internet Communications Corporation ("ICC"). The closing of the acquisition was subject to various closing conditions, and the merger agreement contained certain rights of termination. As a result of the termination and the related financing transactions which were not completed, the Company incurred cost, expenses and related fees of approximately $6.1 million, a portion of which are in dispute. Of this amount, approximately $4.2 million relates to a non-cash item related to warrants issued by the Company. Of the $6.1 million total expense incurred, $4.5 million was recognized in the third quarter of 1998. The remaining $1.6 million was recognized in the fourth quarter of 1998.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased from $1.0 million for the nine months ended September 30, 1998 to $4.9 million for the nine months ended September 30, 1999, for an increase of 399%. The increase was due to higher goodwill amortization that was associated with acquisitions completed subsequent to September 30, 1998.

EFFECTS OF INFLATION

         Historically, inflation has not had a material effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 1999, the Company's cash used in operations was $9.2 million as compared to $0.3 million for the nine months ended September 30, 1998. The increase in cash used in operations primarily resulted from increased operating losses and higher working capital requirements in 1999. The Company expects to continue to have operating cash flow deficiencies for the near future as it develops and expands its business.

         For the nine months ended September 30, 1999, the Company used $2.9 million in investing activities compared to $0.9 million for the same period in 1998. This change was primarily due to increased capital expenditures in 1999.

         Cash provided by financing activities increased in the nine months ended September 30, 1999 compared to the same period in 1998 due to proceeds received from the exercise of warrants issued in conjunction with the Company's 1996 initial public offering. The warrants were exercised after the Company exercised its call option. In addition, on August 13, 1999, the Company's Chief Executive Officer exercised 3,950,000 warrants to purchase the Company's common stock yielding net proceeds to the Company of approximately $7.5 million.

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

         The Company also issued 8,000 shares of its Series B Redeemable, Convertible Preferred Stock ("Series B Preferred Stock") through a private placement, which was completed on December 10, 1998. The Company received $8 million in gross proceeds from the issuance of the Series B Preferred Stock, which was sold to two institutional investors. The Series B Preferred Stock is convertible, subject to certain restrictions, into shares of the Company's common stock at a variable rate, based on a formula linked to the market price at the time of conversion. The terms of the Series B Preferred Stock also includes restrictions on conversion depending on certain market conditions, restrictions against short sales and other hedging transactions by the investors and a conversion rate which may be up to a 20% premium to the market price or a discount to the market price depending on the time of conversion. The Series B Preferred Stock may be redeemed by the Company at any time if the Company is in compliance with certain covenants at a minimum redemption price equal to 115% times the outstanding face amount plus accrued but unpaid dividends and interest. In addition, the Series B Preferred Stock may be redeemed at the option of the holders if the Company's common stock ceases to be traded on either the NASDAQ, NASDAQ Small Cap, NYSE or the AMEX stock exchanges, if the Company is unable to convert the shares into common stock upon a requested conversion or if the Company is merged into another entity where the Company's voting stockholders do not collectively own greater than 51% of the merged entity. As of September 30, 1999, 5,963 shares of Series B Preferred Stock have been converted into 580,087 shares of the Company's common stock and 113 shares of Series B Preferred Stock have been issued as dividends; 2,150 shares of Series B Preferred Stock remained outstanding. From October 1, 1999 to November 8, 1999, an additional 2,086 shares of Series B Preferred Stock have been converted into 372,270 shares of the Company's common stock, leaving 64 shares of Series B Preferred Stock outstanding.

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

         The Company has cash and cash equivalents of $6.2 million as of September 30, 1999. Management estimates that, based upon its current expectations for growth, the Company will not require additional funding through the end of 1999. However, in order to execute its current business plan over the next 12 months, including financing of its anticipated capital expenditures and operating losses, the Company will require additional funding of up to $10 million. The Company intends to obtain this funding from one or more of the following sources: (1) a commitment, subject to certain conditions, from one of the institutional investors who purchased the Series B Preferred Stock in December 1998 to purchase an additional $5.0 million of preferred stock with the same terms as the Series B Preferred Stock, (2) establish master lease agreements with certain communications equipment and computer hardware manufacturers for $10.0 million, (3) establish a credit facility to finance equipment purchased and other capital expenditures for $5.0 million, and (4) placement of $10.0 million of additional equity or convertible debt securities with certain institutional investors. Management believes its current operating funds, along with these additional financing sources, will be sufficient to fund its cash requirements for at least the next 12 months.

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

         The Company announced on November 8, 1999 that it was consolidating its national call center operations and closing its Opelika, Alabama call center. The Company expects to save approximately $2.5 million on an annual basis, and reduce its overall headcount by approximately 75 employees, through this action.

YEAR 2000 ISSUES

         The following disclosure is a "Year 2000 Statement" and a "Year 2000 Readiness Disclosure," as defined in the Year 2000 Information and Readiness Disclosure Act, signed into law by President Clinton on October 19, 1998 (Pub. L. 105-271, 112 Stat. 2386).

         The Company is preparing its systems and applications for the Year 2000 ("Y2K"). Various problems may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date. If the computer systems cannot distinguish between the year 1900 and 2000, system failures or other computer errors could result.

         STATE OF READINESS

         The Company has established a Y2K Committee to coordinate appropriate activity and a reporting structure to the Board of Directors on a monthly basis with regard to the Year 2000 issue. This committee has outlined a comprehensive plan and is currently implementing the tasks associated for the Company to become Y2K ready. Indications are that, since RMI.NET is a relatively new Company (founded in 1993), most hardware and software systems, as well as software programs used by the Company, will not be impacted by the Year 2000 issues. All of the Company's MIS user equipment is based on Microsoft Windows 95, 98, or NT. Microsoft has issued or is issuing patches that will make this software compliant by year-end. Internal MIS systems that handle accounting and customer care are being replaced due to growth needs. All future software that will be purchased will be Y2K compliant. All internally written software has been checked to ensure Y2K compliance. Users have been briefed on the necessity for them to check any special, non-mission critical software that they have purchased for their departments to ensure that it is Y2K compliant.

         The Company has inventoried the externally purchased network elements including routers, router software, router redundancy options, processor cards and switches. The Company has verified 100% completion of testing, in cooperation with the external vendors, that the products associated with the network elements are Y2K compliant. After testing and certification, the Company learned that over 90% of the network elements passed the Y2K compliance test. Of the elements that failed, and therefore were not Y2K compliant, the Company has upgraded the majority of equipment and software to be Year 2000 compliant. The remaining items will be replaced no later than November 1999.

         The Company has acquired 19 companies since June 1998. The Company is currently working very closely with each acquired company to determine its state of readiness. Overall, the Company believes that the majority of the acquired companies are Y2K compliant from a hardware and software perspective. The Company is still testing the remaining acquired companies.

         With respect to communications from external third parties requesting that the Company provide verification of Y2K compliance on the Company's goods and services, the Company has sent formal response letters for all requests received prior to October 31, 1999. On or before November 15, 1999, the Company expects to complete its final issuance of requests to all external third party vendors that provide additional goods and services to the Company.

         Subsequent testing will indicate what modifications or replacements will be necessary for the Company to be internally Year 2000 ready.

         The Company is continuing to evaluate the financial impact for Y2K compliance, and expects that total costs will not exceed $200,000 to $250,000. The estimates for the costs of the Year 2000 Program are based upon management's best estimates and may be updated or revised as additional information becomes available. The Company has incurred approximately $20,000 thus far on administrative costs and approximately $180,000 thus far on alternative power costs, in connection with assessing the Y2K issues. Due to the Company's headquarters and data center move during the first quarter of 1999, the Company estimates no more than $50,000 was spent for the data center move and to ensure non-Y2K compliant equipment was replaced with equipment that met Y2K standards. The Company believes such costs will not have a material effect on the Company's financial condition, liquidity or results of operation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any derivative financial instruments as of September 30, 1999. The Company's interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on the Company's cash equivalents. The Company's long-term debt has fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. To mitigate the impact of fluctuations in interest rates, the Company generally enters into fixed rate investing and borrowing arrangements. As a result, the Company believes that the market risk arising from holding of its financial instruments is not material.

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

         The Company has consistently stated that ICC's claims were frivolous and without merit, and vigorously defended such action and asserted counterclaims against ICC. On August 6, 1999, ICC agreed to dismiss with prejudice all claims brought in their lawsuit against the Company, and entered into a Settlement Agreement resolving all current and future claims related to the terminated merger. Under the Settlement Agreement, the Company made no payment of any monies or anything of value to ICC as a result of the claims.

         As a result of the merger termination and the related financing transactions, which were not completed, the Company incurred cost, expenses and related fees of $6.1 million, a portion of which are in dispute. Of this amount, approximately $4.2 million relates to a non-cash item related to warrants issued by the Company. Of the $6.1 million expensed, $0.8 million remained accrued at September 30, 1999 related to this matter. At this time, management of the Company is unable to determine the possible outcome of this remaining dispute.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended September 30, 1999, the Company issued, committed to issue, and/or sold the following securities:

         - During the quarter ended September 30, 1999, the Company issued 354,023 shares of common upon conversion of 3,276 shares of its Series B Preferred Stock. Pursuant to the terms of the Company's Series B Preferred Stock, the conversion price was 93.13% of the arithmetic average of the lowest three closing bid prices during the 20 consecutive trading days immediately preceding the conversion date.

         - On July 30, 1999, the Company agreed to issue 441,175 shares of common stock (valued at approximately $5.3 million) in the acquisition of Triad Resources, L.L.C., an Oklahoma limited liability company doing business as "WebZone" and headquartered in Tulsa, Oklahoma. WebZone is an Internet service provider.

         - On July 30, 1999, the Company agreed to issue 174,634 shares of common stock (valued at approximately $1.9 million) in the acquisition of ACES Research, Inc., an Arizona corporation headquartered in Tucson, Arizona. ACES Research is an Internet service provider whose customer base is comprised of dedicated Internet access users.

         - On August 13, 1999, the Company issued 3,950,000 shares of common stock to Douglas H. Hanson pursuant to his exercise of warrants granted under the warrant agreement of October 1997 between Rocky Mountain Internet, Inc. (now known as RMI.Net, Inc.) and Mr. Hanson.

         - On August 30, 1999, the Company agreed to issue 174,001 shares of common stock (valued at approximately $1.5 million) in the acquisition of the high-end web hosting and dedicated access service assets of Novo Media Group, Inc., a California corporation headquartered in San Francisco, California.

         - On August 31, 1999, the Company agreed to issue 811,687 shares of common stock (valued at approximately $6.6 million) in the acquisition of the assets of Wolfe Internet Access, L.L.C., a Washington limited liability company headquartered in Seattle, Washington and doing business as "WolfeNet."

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.       OTHER EVENTS

         None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(b)      Exhibits.

           EXHIBIT
            NUMBER                   DESCRIPTION OF DOCUMENT
         -------------      ---------------------------------------------
              27.1           Financial Data Schedule.


(b)      Reports on Form 8-K.

         1) On July 8, 1999, the Registrant filed a Current Report on Form 8-K to report a change in the Registrant's name from Rocky Mountain Internet, Inc. to RMI.NET, Inc. The Registrant's common stockholders approved the name change at the 1999 Annual Meeting of Stockholders, which was held on June 24, 1999.

         2) On July 8, 1999, the Registrant filed a Current Report on Form 8-K to report the Registrant's acquisition of CommerceGate Corporation, a Washington corporation.

         3) On July 12, 1999, the Registrant filed an amended Current Report on Form 8-K (initially filed on July 8, 1999) to report the acquisition of CommerceGate Corporation, a Washington corporation, and to file the acquisition agreement as an exhibit.

         4) On July 19, 1999, the Registrant filed a Current Report on Form 8-K to report the Registrant's acquisition of CyberDesic Communications Corporation, Inc., an Illinois corporation.

         5) On August 4, 1999, the Registrant filed an amended Current Report on Form 8-K (initially filed on June 28, 1999) to report the Registrant's acquisition of IdealDial

                  Corporation, an Illinois corporation, and to provide financial statements and pro forma financial information regarding the acquisition.

         6) On August 26, 1999, the Registrant filed a Current Report on Form 8-K to report the Registrant's acquisition of Triad Resources, L.L.C., an Oklahoma limited liability company, in order to provide financial statements and pro forma financial information regarding the acquisition. The acquisition was initially reported in the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission on August 9, 1999.

         7) On August 30, 1999, the Registrant filed a Current Report on Form 8-K to report the Registrant's acquisition of ACES Research, Inc., an Arizona corporation, in order to provide financial statements and pro forma financial information regarding the acquisition. The acquisition was initially reported in the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission on August 9, 1999.

         8) On September 14, 1999, the Registrant filed a Current Report on Form 8-K to report the Registrant's acquisition of the high-end web hosting and dedicated access service assets of Novo Media Group, Inc., a California corporation.

         9) On September 15, 1999, the Registrant filed a Current Report on Form 8-K to report the Registrant's acquisition of Wolfe Internet Access, L.L.C., a Washington limited liability company.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date:  November 9, 1999.

                      RMI.NET, INC.
                      a Delaware corporation

                      By:     /s/ DOUGLAS H. HANSON
                         -------------------------------------
                         Name:    Douglas H. Hanson
                         Title:   Chairman of the Board, Chief Executive Officer
                                  and Director (PRINCIPAL EXECUTIVE OFFICER)

                      By:     /s/ MICHAEL D. DINGMAN, JR.
                         -------------------------------------
                         Name:  Michael D. Dingman, Jr.
                         Title: Treasurer (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

           EXHIBIT
            NUMBER                        DESCRIPTION OF DOCUMENT
         -------------      --------------------------------------------------
              27.1          Financial Data Schedule.