Form 10-K
period 1999-12-31
RMI NET INC
filed 2000-03-30
CIK 1003282

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

    X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---      EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999
                          -----------------
OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---      EXCHANGE ACT OF 1934
For the transition period from  _____________ to ____________

                        COMMISSION FILE NUMBER: 001-12063
                                                ---------
                                  RMI.NET, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                       84-1322326
------------------------------------------------     ------------------------------------
(State or other jurisdiction of incorporation or     (I.R.S. Employer Identification No.)
                 organization)

  999 18th Street, Suite 2201, Denver, Colorado                     80202
  ---------------------------------------------                  ----------
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: 303-672-0700
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class           Name of exchange on which registered
    -------------------           ------------------------------------
          None.                                 None.

Securities registered pursuant to section 12(g) of the Act:

                     Common Stock, par value $.001 per share
--------------------------------------------------------------------------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 219.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 24, 2000, based upon the closing price of the Common Stock on the Nasdaq National Market, was approximately $151,737,980.

The number of outstanding shares of the registrant's Common Stock as of March 24, 2000, was approximately 21,142,497 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's preliminary proxy statement, which will be issued to stockholders in conjunction with the 2000 Annual Meeting of Stockholders, are incorporated by reference in Part III.

                CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, we direct your attention to Item 1. Business, Item 2. Properties, Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation, and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, and Item 8. Financial Statements and Supplementary Data. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend", and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

         Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations, including the following:

         o  we may lose customers or fail to grow our customer base;

         o we may not be able to sustain our current growth or to successfully integrate new customers or assets obtained through acquisitions;

         o  we may fail to compete with existing and new competitors;

         o we may not adequately respond to technological developments impacting the Internet;

         o we may fail to implement proper security measures to protect our network from inappropriate use, which could overload our network's capacity and cause us to experience a major system failure;

         o we may issue a substantial number of shares of our common stock upon exercise of Class B Warrants, especially if the market value of our common stock declines, thereby causing significant dilution in the value of your investment;

         o  we may fail to settle outstanding litigation; and

         o  we may not be able to obtain needed financing.

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in this Annual Report on Form 10-K under the caption "Item
1. Business - Risk Factors," our other Securities and Exchange Commission filings, and our press releases.

                                TABLE OF CONTENTS


                                             PART I

Item 1.  Business................................................................................       1

Item 2.  Description of Properties...............................................................      25

Item 3.  Legal Proceedings.......................................................................      25

Item 4.  Submission of Matters to a Vote of Security Holders.....................................      25


                                             PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...................      26

Item 6.  Selected Consolidated Financial Information.............................................      26

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation....      27

Item 7A. Quantitative and Qualitative Disclosure About Market Risk...............................      32

Item 8.  Financial Statements and Supplementary Data.............................................      32

Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..............................................................      32


                                           PART III

Item 10. Directors and Executive Officers, Promoters and Control Persons; Compliance with
           Section 16(A) of the Exchange Act of the Registrant...................................      33

Item 11. Executive Compensation..................................................................      33

Item 12. Security Ownership of Certain Beneficial Owners and Management..........................      33

Item 13. Certain Relationships and Related Transactions..........................................      33


                                            PART IV

Item 14. Exhibits, Financial Statement and Schedules, and Reports on Form 8-K....................      33

Signatures.......................................................................................      37

Financial Statements.............................................................................     F-1

Exhibits.........................................................................................     E-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

PROFILE OF RMI.NET AND RECENT ACQUISITIONS

         RMI.NET began offering Internet access services in 1994 and has grown from a regional Internet service provider into a premier nationwide e-Commerce, Web Solutions, and communications services provider for small and medium-sized business enterprises, as well as dial-up residential customers and DSL customers. We monitor and control our network through our Network Operations Center in Denver, Colorado. Through our nationwide network of owned and leased dial-up access sites, or "POPs" (points of presence), customers are able to access the Internet in 100% of the strategic marketing areas in the United States via a local telephone call. Our current customer base has grown to approximately 8,000 business customers and over 100,000 dial-up customers. We offer our customers access to value-added Web services, including:

         o  Web site hosting, production, marketing, and training;

         o a Web Portal constructed to provide multiple services, including an online search engine with a large reference database, an audio feed, a stock quote service, and additional content; and

         o  several e-Commerce products and services.

We have accomplished our growth, in part, by acquiring all of the outstanding common stock or substantially all of the assets of the following 22 companies since June of 1998:

                                                      1999
------------------------------------------------------------------------------------------------------------------
      MONTH                      NAME OF COMPANY                               NATURE OF BUSINESS
-------------------     -----------------------------------    ---------------------------------------------------
December                ServerCom                              Internet Access/Hosting
December                AIS Network Corporation                Internet Access, Web Hosting and Design, and
                                                               e-Commerce
November                Networld.com                           Internet Access and Web Hosting
November                Western Regional Networks              Internet Access, Web Hosting and Design, and
                                                               e-Commerce
September               Sterling Online Services               Internet Access, Web Hosting and Design, and
                                                               e-Commerce
August                  Novo Media Group                       Internet Access and Web Hosting
August                  Webzone                                Internet Service Provider
August                  Wolfe Internet Access                  Internet Access, Web Hosting and Design, and
                                                               e-Commerce
July                    Aces Research                          Internet Service Provider
July                    Net One Communications                 Web Hosting
June                    Colorado Mountain Net                  Internet Service Provider
June                    CommerceGate                           e-Commerce Software Development and Consulting
                                                               Services
June                    Cyberdesic                             Internet Access and Web Hosting
June                    Ideal Dial                             Enhanced Telecommunications Service Provider
June                    Internet Connect                       Internet Service Provider
February                Dave's World                           Internet Access, Web Hosting and Design, and
                                                               e-Commerce

                                                      1998
------------------------------------------------------------------------------------------------------------------
      MONTH                      NAME OF COMPANY                               NATURE OF BUSINESS
-------------------     -----------------------------------    ---------------------------------------------------
December                DataXchange                            Internet Backbone Network
November                InternetNow                            Internet Service Provider
November                Stonehenge Internet Communications     Internet Service Provider
November                Unicom Communications                  Internet Access/Web Hosting
July                    Application Methods                    Developer of Software and e-Commerce Products
June                    Infohiway                              Portal with Online Search Engine

         On March 17, 2000, we entered into definitive agreements to acquire all of the outstanding common stock of Internet Communications Corp., a telecommunications and network communications company, headquartered near Denver in Greenwood Village, Colorado.

         Our executive offices are located at 999 Eighteenth Street, North Tower, Suite 2201, Denver, Colorado 80202 and our telephone number at that address is (303) 672-0700. We also maintain an Internet site on the World Wide Web at http://www.rmi.net. Information contained on our Web site is not, and should not be deemed to be, a part of this Annual Report on Form 10-K.

INDUSTRY BACKGROUND

         THE INTERNET SERVICES MARKET

         GROWTH OF THE INTERNET. The Internet has emerged as a significant global communications medium, enabling millions of people to communicate, publish and retrieve information, and conduct business electronically. Regardless of the hardware and software used, Internet Protocol or "IP" enables Internet communication by providing a common inter-networking standard. Internet use worldwide is expected to increase due to better public awareness, lower prices for access devices, increased functionality, and improving content. According to the Computer Industry Almanac, the number of worldwide users accessing the World Wide Web will increase to approximately 765 million by the end of 2005, up from 259 million users at the end of 1999.

         ROLE OF THE INTERNET SERVICE PROVIDER (ISP). Internet access services are the means by which ISPs interconnect either businesses or individual consumers to the Internet's resources or to corporate intranets and extranets. Access services include dial-up access for individuals and small businesses and high-speed dedicated access designed primarily for mid-sized and larger organizations. In addition to Internet access services, an increasing number of Internet users are taking advantage of value-added services, such as Web hosting and Web page design. We believe that value-added services, such as those included in RMI.NET's business service offerings, are among the fastest growing segments of the ISP marketplace.

         The rapid development and growth of the Internet has resulted in a highly fragmented industry of over 7,000 national and local ISPs in the U.S. ISPs vary widely in geographic coverage, customer focus, and levels of Internet access provided to customers. For example, access providers may concentrate on certain types of customers (such as businesses or individuals) that differ substantially in the type of service and support required by the relevant customer constituency. Often, large national ISPs do not offer individual customers the level of support desired and many smaller regional ISPs do not have the resources necessary to offer adequate customer support. We intend to fill this void. Because user-friendly software and responsive customer service and technical support are the foundation of our business, we believe that RMI.NET is poised to capitalize on the growth in the Internet access and Internet services segments of the telecommunications market.

         INTERNET USERS AND THEIR GROWING NEEDS. RMI.NET focuses on the small to medium-sized business segment of the Internet marketplace. We believe that the demand for Internet service in our target customer markets will grow substantially from current levels. In addition to demographic and economic trends driving the growth of the Internet market, small to medium-sized business markets are expanding as a function of falling access costs, lower prices for access devices, more simplified operational procedures, and improved content.

         Users currently accessing the Internet do so primarily by means of dial-up services. Access to the Internet using dial-up services requires the user to have access to a local telephone line, the use of a modem, and an ISP account, such an RMI.NET account. However, new ways of connecting to the Internet are becoming more common, particularly those that take advantage of higher speed and broader bandwidth capacity. In addition, the Web hosting market represents a rapidly growing area of the Internet marketplace. Web hosting enables individuals and businesses to increase their presence on the World Wide Web by creating a Web site, which is "hosted" by companies like RMI.NET, without the responsibility or expense associated with maintaining a Web server or high-speed Internet connection. We believe that services relating to e-Commerce, which is the means by which businesses offer and sell their services and products over the Internet, will be an important outgrowth of Web hosting services.

         TELECOMMUNICATIONS INDUSTRY. Since the passage of the Telecommunications Act of 1996, the market for long distance and local telephone services has become much more competitive. Driven by both competitive pressures and the convergence of voice and data networks, major long distance providers have sought to enhance their competitive position and gain access to local and cable markets. This trend is evidenced by AT&T's acquisitions of Teleport Communications Group, TCI, and MediaOne, and WorldCom's mergers with MFS, Brooks Fiber Properties, MCI, and Sprint.

         We intend to provide traditional long distance and local telephone service, as well as other communications services, in order to position ourselves as a single source supplier for all the communication needs of the customer. In April 1998, the Public Utilities Commission of Colorado granted the request of Rocky Mountain Broadband, Inc., our wholly owned subsidiary, to become a competitive local exchange carrier or "CLEC." Rocky Mountain Broadband has since received approval to become a CLEC from California, Illinois, Kansas, Maryland, Missouri, Nevada, New York, Ohio, Oregon, South Carolina, Washington, and West Virginia. Our intention is to provide CLEC services, as well as to become a certified inter-exchange carrier ("IXC") providing long distance access throughout the nation.

RMI.NET'S STRATEGY

         Our mission is to become a premier nationwide e-Commerce and communications services provider, distinguished by a state-of-the-art network and high quality customer service and support. Key elements to our business strategy include the following.

         PROVIDE A BROAD ARRAY OF WEB SOLUTIONS AND COMMUNICATIONS SERVICES TO OUR CUSTOMERS. We have built a portfolio of products, services, and skill sets to develop and deliver comprehensive Internet communications solutions to both business and residential customers. These products and services are organized under two divisions: Communication Services and Web Solutions. Based on our belief that a growing number of businesses and consumers will demand that one company provide all of their communications needs, we plan to continue to add products and services to our portfolio. We refer to our strategy as a "One Point-of-Contact" service delivery model. We believe that our model ensures:

         o high-performance, cost-effective network planning, design, and implementation;
         o  maintenance of a single point of responsibility; and
         o ongoing customer relationships as a technology partner for communications applications.

         PROVIDE SUPERIOR CUSTOMER SERVICE AND TECHNICAL SUPPORT. Our customer service philosophy is to understand our customers' needs so well that we may deliver a very high level of value-added services and after-sales support. We believe that highly differentiated customer service and technical support is a key competitive asset in the communications industry, and the ISP sector in particular. Because the Internet is an evolving and complex medium, customers require significant technical support. Consequently, we have developed a comprehensive strategy to attain maximum customer satisfaction. This strategy consists of the following elements:

         o maintaining a sufficient number of qualified service and technical support personnel through proactive recruitment, retention, and training programs;
         o utilizing our extranet to provide real-time, interactive customer service;
         o developing an online billing system enabling customer-controlled account customization and analysis; and
         o  improving our service delivery standards and guarantees.

We continually monitor our customer service strategy through customer satisfaction surveys. Approximately 150 employees, consisting of engineers, technicians, project managers, account managers, and customer service representatives, are responsible for supporting our customers.

         MAXIMIZE NETWORK UTILIZATION. Through our network and agreements with third-party providers, we provide Internet access to 100% of the strategic marketing areas in the United States. We plan to continue to selectively add POPs where we can add value for the customers. Historically, the ISP industry has been divided between ISPs focused on business customers and ISPs focused on residential dial-up customers. Our business strategy is to maximize network utilization 24 hours a day by targeting both daytime business users and evening-intensive residential users. In addition, we operate a national fully meshed Internet backbone, linking eight U.S. cities - Atlanta, Chicago, Dallas, Los Angeles, McLean (Virginia), New York, San Francisco, and Washington, D.C. and offering service from ten cities - Bloomington (Illinois), Chicago, Kansas City, Las Vegas, Los Angeles, Phoenix, San Francisco, Seattle, Tulsa, and Tucson.

         SELECTIVELY TARGET KEY CITIES TO EXPAND NATIONWIDE. We plan to expand our sales efforts nationally by targeting areas where there are favorable demographics and a large concentration of businesses. We plan to emphasize markets where we have existing facilities and to actively pursue business connectivity and e-Commerce applications.

         TAKE ADVANTAGE OF SIGNIFICANT CONSOLIDATION AND ACQUISITION OPPORTUNITIES. We believe that the Internet industry is undergoing structural changes with an increasing use of the Internet for mission-critical applications. These changes create demand for high quality network operations, customer service, and technical support. We also believe that there is a market opportunity to consolidate ISPs, Internet-based service companies, and Internet technologies. To exploit this opportunity, we acquired all of the outstanding common stock or substantially all of the assets of the following companies in 1999:

         o Aces Research - Internet dedicated access provider serving business customers in Arizona

         o AIS Network Corporation - a premier network integrator and Web site development company, serving business customers nationwide

         o Colorado Mountain Net - Internet service provider serving Northwest Colorado

         o CommerceGate - a Seattle-based Internet e-Commerce software development and consulting services firm, focusing on business-to-business Internet commerce applications

         o Cyberdesic - Internet service provider serving customers in Central Illinois

         o Dave's World - a full-service Internet communications solutions provider serving customers in Central Illinois

         o Ideal Dial - an enhanced telecommunications provider serving customers nationwide

         o Internet Connect - Internet service provider serving customers in Utah

         o Net One Communications - Web hosting provider, serving customers in Denver, Colorado

         o Networld.com - provider of dial-up, dedicated, and Web hosting services to customers in Arizona

         o Novo Media Group - Web hosting and dedicated access service provider, serving business customers in the San Francisco Bay area

         o ServerCom - Internet service provider serving customers in Central Illinois

         o Sterling Online Services - Internet service provider and Web hosting, serving customers in Colorado

         o Western Regional Networks - provides Internet Access, Web hosting and design, and e-Commerce solutions to customers in Colorado

         o  Webzone - Internet service provider serving customers in Oklahoma

         o Wolfe Internet Access - a full-service Internet commerce and communications service provider serving customers in the Pacific Northwest

On March 17, 2000, the Company entered into definitive agreements to acquire Internet Communications Corp. ("ICC"), a company that is traded on the Nasdaq National Market under the symbol "INCC." The acquisition is subject to approval by the shareholders of ICC. ICC is a telecommunications integration and network services company that specializes in the design, implementation, maintenance, and monitoring of premise and network-based communications for wide-area networks. ICC is headquartered near Denver in Greenwood Village, Colorado and markets its products and services to Colorado based businesses. Subject to certain conditions, and based on a market value of $10.00 per share of the Company's common stock, the Company has agreed to issue approximately 2.8 million shares of common stock to ICC's shareholders, valued at approximately $28 million as of March 17, 2000, and warrants to purchase approximately 3.1 million shares of common stock at $11.50 per share, in exchange for their common stock of ICC.

         We believe these acquisitions enhance our position as a full service provider of e-Commerce and communications solutions. We will continue to evaluate opportunities to acquire companies that we believe will enhance our product and service offerings, particularly larger companies with annual revenues in excess of $20 million. To maximize economies of scale, we intend to coordinate our national growth effort by acquiring additional local ISPs in strategic locations.

RMI.NET'S DIVISIONS AND SERVICES.

         OVERVIEW. The following chart summarizes the services we offer through our two divisions: Web Solutions Division and Communications Services Division.

             DIVISION                          SERVICES                                DESCRIPTION
-----------------------------------    --------------------------     -----------------------------------------------
WEB SOLUTIONS DIVISION                 Web Site Production            Design, development, and implementation of
                                                                      customer Web sites
                                       Web Site Hosting               A customer's Web site is "hosted" on RMI's
                                                                      servers and connected to the Internet via a
                                                                      high-speed connection
                                       Infohiway                      Portal constructed to provide multiple services,
                                                                      including a search engine with large database of
                                                                      reference information, an audio feed, a stock
                                                                      quote service, and additional content
                                       e-Commerce or e-SELL           Turnkey solution for setting up an Internet
                                                                      store
                                       Web Site Marketing             Design and development of advertising and
                                                                      marketing strategies which result in increased
                                                                      traffic and viewing of customer Web sites
                                       Traffic Builder Plus           Unique Web site marketing program whereby customer
                                                                      Web sites are marketed exclusively to Internet users
                                       Web Training                   Various levels of Internet training for
                                                                      customers, including basic access training
                                       Co-Location                    T-1 or greater Internet access provided to
                                                                      customer's server located at RMI's POP

             DIVISION                          SERVICES                                DESCRIPTION
-----------------------------------    --------------------------     -----------------------------------------------
COMMUNICATIONS SERVICES DIVISION            Dedicated Access          Fractional T-1, T3, Metropolitan Area
                                                                      Ethernet, or greater Internet access provided
                                                                      to a customer's office
                                            Dial-Up Service           Nationwide Internet access for consumer
                                                                      and small business customers using modems to dial
                                                                      into RMI's network
                                            Wireless Access           Evolving technology allowing up to 100Mbps
                                                                      wireless Internet access (currently available only
                                                                      in the Denver, Tucson, and Phoenix metro areas)
                                            E-Phone                   Long distance calling using IP Telephony
                                                                      technology
                                            Long Distance             Traditional long distance services
                                            Local (CLEC)              Traditional local exchange telephone service
                                                                      on a resale or facilities-owned basis
                                                                      throughout Colorado
                                            Dedicated Line Service    Dedicated and frame-relay networks to carry
                                                                      voice and data for business customers

OUR WEB SOLUTIONS DIVISION

         WEB SITE PRODUCTION. Web site production encompasses the design, development, and implementation of customer Web sites. These sites may be public domain sites or private sites, which are sometimes referred to as extranets or intranets. The functionality of these sites will continue to evolve and require a great deal of graphic design talent as well as high end programming skills.

         WEB SITE HOSTING. Web site hosting provides ongoing revenue from customers for whom we host a Web site on Web servers located in our data center. All access made to these Web sites by the customer and the Internet community as a whole is processed on our servers. The advantage to customers is high-speed access to sites by their targeted audiences. Prices for Web site hosting generally consist of $99 per month for virtual hosting service and $49 per month for static hosting services. There is also a one-time set-up fee of approximately $99 for virtual hosting and $49 for static hosting.

         INFOHIWAY/PORTAL. This is a Web Portal constructed to provide multiple services, including:

         o a search engine that contains a large and rapidly growing database of reference information on the World Wide Web;

         o  an audio feed;

         o  a stock quote service; and

         o  additional content.

The search engine also contains certain features, including:

         o Preview buttons - which permit users to see a site's content without waiting for a full download of all the site's graphics;

         o Fuzzy Links - which provide visitors with a handy way to search for related but perhaps not specifically targeted information; and

         o Site Mapping - which provides a simple and visual way to see a site's structure.

Finally, the Infohiway Portal also contains the ability to host numerous banner advertisements, which we may sell to our customers as part of a Web marketing package.

         E-COMMERCE OR E-SELL. We provide turnkey software package solutions for e-Commerce. Small to medium-sized businesses can sell their products and services over the Internet, thereby reaching customers that are not geographically accessible. Rather than simply offering a Web site, our e-Commerce customers can act as a true Internet store, providing:

         o  a dynamic, interactive shopping experience for the customer;

         o  secure credit card transactions;

         o "behind the scenes" functionality, such as inventory management and custom reporting; and

         o fast, efficient, and low-cost implementation of a true, database-driven Internet store.

Competing packages require the involvement of technical experts, consultants, or developers to set up and configure a store. Because of these additional "soft costs," implementation costs usually reach several times the basic cost of the package and implementation time can be weeks or months. By contrast, an e-SELL store can be up and running in hours. Furthermore, e-SELL is scalable and expandable as a business grows, because it is based on an open architecture - Microsoft Windows NT and BackOffice. While competing packages often utilize proprietary programming languages or tools (and many started out as Macintosh or Unix products), e-SELL is an extension to the industry-standard BackOffice platform, enabling easy customization. In addition, any industry-standard database can be connected, furthering the ease of integration with merchants' existing information systems.

         WEB SITE MARKETING. Our sales and marketing department has developed an advertising program that is designed to increase traffic and viewing of customer Web sites. We believe that our Web site marketing program will blend well with our other Web solution products.

         TRAFFIC BUILDER PLUS. This is an Internet marketing program whereby customer Web sites are marketed exclusively to Internet users. This service includes sophisticated search engine submission and management techniques, cross-linking related Web sites, posting to relevant news groups, and customizing banner ad campaigns. The pricing for this service varies dramatically based on a customer's budget and desired results.

         WEB TRAINING. We also provide a training program available for all our customers. Customers can schedule their employees for various levels of Internet training, ranging from basic access training to HTML programming. We have a state-of-the-art training center in our office headquarters with multiple workstations for interested customers. Customized, one-on-one training is also available, either at our headquarters or at the customer's site.

         CO-LOCATION. As more people use the Internet to shop for products and services, the demands on shared server resources are increasing. We offer businesses an alternative to shared server resources by co-locating their servers in our data center. Our business data center provides redundant connections to the Internet through our Tier 1 backbone, redundant power supplies, video monitoring, tape backups, locking cabinets, and 24 by 7 network monitoring, customer service and support, providing customers with a cost-effective alternative to maintaining their own server.

OUR COMMUNICATIONS SERVICES DIVISION

         INTERNET ACCESS. We provide nationwide Internet services through more than 50 Internet POPs and, through agreements with third party providers, in 100% of the strategic marketing areas in the United States.

         DEDICATED ACCESS SERVICE. Dedicated access services are provided primarily to commercial customers. They include a wide range of connectivity options tailored to the needs of the customer. These services include a private port or dedicated modem, ISDN connections, 56 kbps frame-relay connections, T-1 (1.54 Mbps) connections, and T3 (45 Mbps), or fractional T3 connections. This type of connectivity ensures a dedicated connection and is generally used to connect local area networks, wide area networks, or server applications to the Internet. A dedicated connection requires a dedicated telecommunications facility, ranging from an analog phone line, ISDN, frame-relay circuit, leased line T-1, or leased line T3 and a router, and a device to convert digital signal to serial interface, usually referred to as a CSU/DSU. Dedicated services range in price from $199 per month to over $15,000 per month depending on the connection type. Installation fees generally range from $300 to $5,000.

         DSL (DIGITAL SUBSCRIBER LINE). DSL services are provided to both residential and commercial customers in over 50 major markets nationwide. These connections also include a wide range of options, primarily related to the type of DSL provided and bandwidth associated with the connection. We provide Asymmetric DSL (ADSL), with speeds ranging from 128kbps to 1.5Mbps; Symmetric DSL (SDSL), with speeds ranging from 192kbps to 1.5Mbps; and ISDN DSL (IDSL), with speeds of 144kbps. DSL provides users with a more affordable dedicated connection, with speeds and guarantees comparable to traditional dedicated access technologies. A DSL connection requires an unused copper pair (traditional voice line) for SDSL and ADSL connectivity, or an unused ISDN line for IDSL connectivity, and a DSL modem or router. DSL services range in price from $19.95 per month to $800 per month depending on both the connection speed and the Service Level Agreement on each individual circuit. Hardware fees generally range from $95 to $450 depending upon the service type and the functionality of the hardware, but are currently waived for multi-year contracts. Installation fees generally range from $99 to $250, but are also currently waived for multi-year contracts.

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

         WIRELESS SERVICE. We signed agreements to offer high-speed megabit Internet access technology to 80% of the homes and businesses in the Denver metro area. The service provides download speeds of about 100Mbps, and includes a microwave receiver, an external modem, a cable modem, and an Ethernet card. Costs include an installation fee and an approximate $50 per month service charge. We have entered into similar agreements to provide similar services in the Tucson and Phoenix metropolitan areas through microwave carrier AlterConnect.

         INTERNET BACKBONE ACCESS. Since acquiring the assets of DataXchange Network, Inc. in December 1998, we have further expanded our reach into the national interconnects at MAE-East, MAE-West, a pending install at AADS-NAP in Chicago, and scheduled installations at MAE-LA and MAE-Dallas. With these locations and traffic peering agreements with some of today's largest providers, RMI.NET is strongly positioned to provide its own fully independent Internet backbone service.

         TRADITIONAL LONG DISTANCE SERVICE. We have entered an agreement with Frontier Communications of the West, Inc., now a division of Global Crossing, which will permit us to offer a full line of traditional long distance services. We currently offer the following services:

         o  1+ long distance, switched and dedicated;

         o  1-800 service - switched and dedicated;

         o  pre-paid and standard calling cards;

         o  conference calling; and

         o  integrated voice response.

         LOCAL PHONE SERVICES (CLEC). We have been certified as a competitive local exchange carrier or CLEC in the states of California, Colorado, Illinois, Kansas, Maryland, Missouri, Nevada, New York, Ohio, Oregon, South Carolina, Washington, and West Virginia.

         DEDICATED LINE SERVICES. We operate extensive dedicated and frame-relay networks to carry voice and data traffic across the country and across town for our business customers.

OUR SALES AND MARKETING DEPARTMENT

         DEDICATED COMMUNICATIONS SERVICE CUSTOMERS. Our primary commercial target market is small to medium-sized businesses with 25-5,000 work-stations, multiple office locations, a dependence on communications technology, and with headquarters located in Tier 1 or Tier 2 cities ranked in the top thirty high-tech Buying Power Index ("BPI"). Our secondary target markets will be small and medium-sized businesses located in smaller cities that are close to our headquarters or in the top thirty high-tech BPI index.

         Our ability to deliver an array of Internet solutions, coupled with excellent technical knowledge and high quality service, is our key selling point to commercial customers. We design, implement, and maintain a complete enterprise network solution encompassing integrated voice, data, video, and Internet services, that is able to address all facets of internal and external communications for a business. A number of providers promote themselves as "one-stop shops" or "turnkey providers" of these services, but few have the ability to deliver, manage, and support all services "in-house." We believe that our ability to package, price, brand, and efficiently deliver our comprehensive set of products and services will allow us to grow as we focus our sales and marketing efforts on small to medium-sized businesses.

         Our commercial business sales and marketing efforts emphasize the direct sales by our field sales representatives. Although each representative has a specific product or service focus, each is assigned to an account team. We believe that this account team approach allows us to cross-sell, package, and blend all of our products and services to meet the needs of our customers. Our sales teams intend to use strategic direct mail campaigns, public relations efforts, and targeted industry advertising. Each marketing activity is designed to generate company and brand recognition, provide product/service information, and stimulate referral business from commercial businesses and residential customers.

         We provided dedicated access and Web services to approximately 8,000 business customers as of December 31, 1999.

         DIAL-UP INTERNET ACCESS. Our dial-up customer base consists mainly of residential consumers and small businesses. We believe that our competitive advantage of packaging, pricing, branding, and promoting our wide range of communications services will also serve as a competitive advantage in the residential consumer market, particularly as we extend our sales and marketing efforts across the nation. We engage in targeted marketing and distribution efforts in markets where there is an opportunity for substantial market penetration. We believe that high geographic concentrations of customers improve network economics and reduce customer acquisition costs, thereby resulting in higher margins.

         Through the use of demographic market research data, we are targeting our marketing and sales efforts towards new and current Internet households and small businesses nationwide. Because we have experienced a significant amount of dial-up sales through word-of-mouth advertising, we operate an in-bound calling center and an out-bound telemarketing sales unit. Our marketing efforts have been geared toward generating positive referrals and stimulating customer growth and retention by providing high-quality service to our existing customers.

         We plan to increase our print publication, radio, television, and direct mail advertising in targeted major metropolitan areas throughout the United States in order to achieve greater density to our customer base. In particular, our sales efforts will focus on our "outbound/inbound" telemarketing unit. We plan to build an extensive vendor network capable of distributing all of our communication services to the public through co-branding programs, affinity marketing agreements, and cause-related marketing initiatives. We also plan to utilize extensive, event marketing opportunities, in-market retail promotions, and a nationwide public relations effort. As of March 1, 2000, we had approximately 35 sales representatives targeting both residential and business dial-up and DSL customers.

OUR BILLING AND MANAGEMENT INFORMATION SYSTEMS DEPARTMENT

         We are in the process of completing installation of an online bill presentment and payment package, which will allow customers to receive their invoices and make payments online. We have moved from a Microsoft SQL Server to Oracle for database management. Currently, our administrative office functions are standardized on Microsoft Office products operating on Microsoft NT Server Networks. Finance and accounting utilizes Oracle accounting software products for general ledger, payables processing, and receivables collection and management.

         One goal of implementing automated systems is to move customer support functions to a Web interface which would allow customers to change service types, review invoicing details, troubleshoot through online information, and communicate with our technical support staff. These systems are expected to provide enhanced customer support and reduce the cost of the technical support function on a per customer basis. Enhanced billing systems are expected to permit us to offer promotions and marketing programs to attract new customers. The new billing systems are expected to provide greater flexibility in offering discounts for selecting a wide range of the product offerings.

COMPETITION

         COMPETITIVE FACTORS. The markets in which we operate and intend to operate are extremely competitive and can be significantly influenced by marketing and pricing decisions of competitors that have substantially greater resources. We believe that competition will intensify in the future. Our ability to compete successfully depends on a number of factors including:

         o  our market presence and geographic coverage;

         o our reputation for reliability, service, and effective customer support;

         o the capacity, reliability, and security of our network infrastructure;

         o our packaging and pricing of products and services compared to our competitors;

         o  the timing of new product and service roll-outs; and

         o our ability to react to changes in the market and industry and economic trends.

         INTERNET ACCESS AND WEB HOSTING. The markets for Internet access and Web hosting services are extremely competitive and highly fragmented. There are no substantial barriers to entry, and we expect competition to continue to intensify. Our current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, operational, marketing, and other resources than we do. In addition, every local market that we have entered or intend to enter is served by multiple local ISPs. Increased competition could cause us to lower our prices, increase our selling and marketing expenses, or lose customers. We may not be able to offset increased costs with an increase in the number of our customers or to increase revenues from enhanced services. Any of these developments could adversely affect our business, financial condition, and results of operations.

         We currently compete or expect to compete with the following types of companies in the Internet services and Web hosting markets:

         o established online services, such as America Online, the Microsoft Network, CompuServe, and Prodigy;

         o local, regional, and national Internet service providers, such as MindSpring, Earthlink, Network, Inc., Internet America, PSINet, and Verio;

         o national telecommunications companies, such as AT&T (with AT&T WorldNet), MCI WorldCom, Sprint (SprintNet), GTE, and Qwest Communications International;

         o local telephone and regional Bell operating companies, such as BellSouth and SBC Communications;

         o computer hardware and software companies, such as International Business Machines and Microsoft;

         o national and regional companies that focus primarily on providing Web hosting services;

         o cable television operators and online cable services, such as Comcast, AT&T Cable Services, Time Warner, At Home, and Roadrunner; and

         o  nonprofit or educational ISPs.

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

         BROADBAND TECHNOLOGIES. We also face competition from companies that provide broadband connections to consumers' homes, including local and long distance telephone companies, cable television companies, electric utility companies, and wireless communications companies. These companies may include Internet access or Web hosting using broadband technologies in their basic bundle of services or may offer Internet access or Web hosting services for a nominal additional charge. Broadband technologies enable consumers to transmit and receive print, video, voice, and data in a digital form at significantly faster speeds than existing dial-up modems. For example, modems offered by cable television companies can transmit information at speeds of up to 10 megabits per second, as opposed to our V.90 (enhanced speed modem) service, which can transmit information at speeds of up to only 56 kilobits per second. In addition, AT&T Cable Services, formerly known as TCI, announced that it reached separate agreements with Sun Microsystems, Inc. and Microsoft to produce the software necessary to permit access to the Internet through television set-top boxes.

         The companies that own these broadband networks could prevent us from delivering Internet access through the wire and cable connections that they own. Cable television companies are not currently required to allow ISPs to access their broadband facilities and the availability and terms of ISP access to broadband local telephone company networks are under regulatory review. Our ability to compete with telephone and cable television companies that are able to support broadband transmissions, and to provide better Internet services and products, may depend on future regulation to guarantee open access to the broadband networks. However, in January 1999, the Federal Communications Commission ("FCC") declined to take any action to mandate or otherwise regulate access by ISPs to broadband cable facilities at this time. It is unclear whether and to what extent local and state regulatory agencies will take any initiatives to implement this type of regulations, and whether they will be successful in establishing their authority to do so. Similarly, the FCC is considering proposals that could limit the right of ISPs to connect with their customers over broadband local telephone lines. In addition to competing directly in the ISP market, both cable and television facilities operators are also aligning themselves with certain ISPs who would receive preferential or exclusive use of broadband local connections to end users. If high-speed, broadband facilities increasingly become the preferred mode by which customers access the Internet and we are unable to gain access to these facilities on reasonable terms, our business, financial condition, and results of operations could be materially adversely affected.

         NO INTERNATIONAL OPERATIONS. We do not currently compete internationally. If the ability to provide Internet access internationally becomes a competitive advantage in the Internet access industry, we may be at a competitive disadvantage relative to our competitors.

EMPLOYEES

         As of March 6, 2000, RMI.NET, Inc. had approximately 453 employees, of which approximately 165 were added in acquisitions during 1999. None of RMI.NET's current employees are represented by a labor organization, and we consider our relations with our employees to be good.

PROPRIETARY RIGHTS

         GENERAL. Although we believe that our success is more a function of our technical expertise and customer service than our proprietary rights, RMI.NET's success and ability to compete depends in part upon our technology. We rely on a combination of copyright, trademark and trade secret laws, and contractual restrictions to establish and protect our technology. It is our policy to require employees and consultants and, when possible, suppliers to execute confidentiality agreements upon the commencement of their relationships with us. These agreements provide that confidential information developed or made known during the course of a relationship with RMI.NET must be kept confidential and not disclosed to third parties except in specific circumstances. We cannot provide any assurances that the steps we have taken will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

         LICENSES. We have obtained authorization to use the products of each manufacturer of software that we bundle in our front-end software product for Windows and Macintosh customers. The particular applications included in the RMI.NET starter-kit have, in some cases, been licensed. We currently intend to maintain or negotiate renewals of, as the case may be, all existing software licenses and authorizations as necessary. RMI.NET may also want or need to license other applications in the future. License fees charged to RMI.NET upon enrollment of additional customers are included in the cost of customer start-up fees. Other applications included in the RMI.NET starter kit are shareware that we have obtained permission to distribute or that are from the public domain and are freely issuable. RMI.NET developed the front-end software programs in RMI.NET's starter kit for Windows 3.1, Windows 95, and Macintosh. We have acquired some software, trademarks, and other proprietary technology that we may continue to use for acquired customers.

REGULATION

         GENERAL REGULATORY ENVIRONMENT. The telecommunications businesses in which we operate or intend to operate, namely, providing traditional long distance service, providing long distance service by means of IP Telephony and activities as a CLEC, are subject to extensive federal and state regulation. In particular, these services are subject to the provisions of the Communications Act of 1934, as amended, including amendments effected by the 1996 Telecommunications Act and the FCC regulations thereunder, as well as the applicable laws and regulations of the various states, including regulation by public utility commissions and other state agencies. Federal laws and FCC regulations apply to the facilities of and services offered by, telecommunications common carriers including regulating the prices charged, to the extent that those facilities are used to provide, originate, or terminate interstate communications. State regulatory authorities retain jurisdiction over telecommunications both originating and terminating within the state. The regulation of the telecommunications industry is changing rapidly and the regulatory environment varies substantially from state to state. Moreover, as deregulation at the federal level occurs, some states are reassessing the level and scope of regulation that may be applicable to us. All of our operations are also subject to a variety of environmental, safety, health, and other governmental regulations. We cannot assure that future regulatory, judicial, or legislative activities will not adversely affect us, or that regulators, competitors, or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

         The 1996 Telecommunications Act effected changes in regulation at both the federal and state levels that affect virtually every segment of the communications industry. The stated purpose of the 1996 Telecommunications Act is to promote competition in all areas of communications and to reduce unnecessary regulation to the greatest extent possible. While it will take years for the industry to feel the full impact of the 1996 Telecommunications Act, it is already clear the legislation provides us with both opportunities and challenges. The 1996 Telecommunications Act, among other things, allows the regional Bell operating companies to enter the long distance business and enables other entities, including entities affiliated with power utilities and ventures between local exchange companies and cable television companies, to provide an expanded range of telecommunications services. Entry of such companies into the long distance business would result in substantial competition to our intended telecommunications services (i.e., traditional long distance, IP Telephony, and local exchange carrier services) and may have a material adverse effect on our business, financial condition, and results of operations and cash flow.

         Under the 1996 Telecommunications Act, the regional Bell operating companies may immediately provide long distance service outside those states in which they provide local exchange service ("out-of-region" service) and long distance service within the regions in which they provide local exchange service ("in-region" service) upon meeting certain conditions. The 1996 Telecommunications Act does, however, impose certain restrictions on, among others, the regional Bell operating companies in connection with their provision of long distance services. Out-of-region services by regional Bell operating companies are subject to receipt of any necessary state and/or federal regulatory approvals that are otherwise applicable to the provision of intrastate and/or interstate long distance service. In-region services by regional Bell operating companies are subject to specific FCC approval and satisfaction of other conditions, including a checklist of pro-competitive requirements. The regional Bell operating companies may provide in-region long distance services only through separate subsidiaries with separate books and records, financing, management, and employees and all affiliate transactions must be conducted on an arm's length and nondiscriminatory basis. The regional Bell operating companies are also prohibited from jointly marketing local and long distance services, equipment, and certain information services unless competitors are permitted to offer similar packages of local and long distance services in their market. Further, the regional Bell operating companies must obtain in-region long distance authority before jointly marketing local and long distance services in a particular state. Additionally, AT&T and other major carriers serving more than 5% of prescribed long distance access lines in the United States are also restricted from packaging other long distance services and local services provided over regional Bell operating company facilities.

         FEDERAL REGULATION. The FCC has established different levels of regulation for dominant and non-dominant carriers. Of domestic common carrier service providers, only GTE, the regional Bell operating companies and other incumbent local exchange companies ("ILECs") are classified as dominant carriers and all other providers of domestic common carrier services, including RMI.NET, are classified as non-dominant carriers. The 1996 Telecommunications Act provides the FCC with the authority to forebear from imposing any regulations it deems unnecessary, including requiring non-dominant carriers to file tariffs. On November 1, 1996, in its first major exercise of regulatory forbearance authority granted by the 1996 Telecommunications Act, the FCC issued an order detariffing domestic inter-exchange services. The order required mandatory detariffing and gave carriers nine months to withdraw federal tariffs and move to contractual relationships with their customers. A federal appeals court subsequently stayed this order.

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

         On May 8, 1997, the FCC released an order intended to reform its system of interstate access charges to make that regime compatible with the pro-competitive deregulatory framework of the 1996 Telecommunications Act. Access service is the use of local exchange facilities for the origination and termination of interchange communications. The FCC's historical access charge rules were formulated largely in anticipation of the 1984 divestiture of AT&T and the emergence of long distance competition and were designated to replace piecemeal arrangements for compensating local exchange companies for use of their networks for access, to ensure that all long distance companies would be able to originate and terminate long distance traffic at just, reasonable, and non-discriminatory rates and to ensure that access charge revenues would be sufficient to provide certain levels of subsidy to local exchange service. While there has been pressure on the FCC historically to revisit its access pricing rules, the 1996 Telecommunications Act has made access reform timely. The FCC's recent access reform order adopts various changes to its rules and policies governing interstate access service pricing designed to move access charges, over time, to more economically efficient levels and rate structures. Among other things, the FCC modified rate structures for certain non-traffic sensitive access rate elements, moving some costs from a per-minute-of-use basis to flat-rate recovery, including one new flat rate element; changed its structure for interstate transport services; and affirmed that ISPs may not be assessed interstate access charges. In response to claims that existing access charge levels are excessive, the FCC stated that it would rely on market forces first to drive prices for interstate access to levels that would be achieved through competition but that a "prescriptive" approach, specifying the nature and timing of changes to existing access rate levels, might be adopted in the absence of competition. The FCC intends to address these and other related matters in subsequent proceedings.

         Though we believe that access reform through lowering and/or eliminating excessive access service charges will have a positive effect on its service offerings and operations, it cannot predict how or when such benefits may present themselves, or the outcome of any possible judicial appeal or petition for FCC reconsideration.

         The FCC also released a companion order on universal service reform on May 8, 1997. The universal availability of basic telecommunications service at affordable prices has been a fundamental element of U.S. telecommunications policy since enactment of the Communications Act of 1934. The current system of universal service is based on the indirect subsidization of local exchange carrier pricing, funded as part of a system of direct charges on some local exchange carrier customers, including IXCs and above-cost charges for certain local exchange carrier services such as local business rates and access charges. In accordance with the 1996 Telecommunications Act, the FCC adopted plans to implement the recommendations of a Federal-State Joint Board to preserve universal service, including a definition of services to be supported and defining carriers eligible for contributing to and receiving from universal service subsidies. The FCC ruled, among other things, that: contributions to universal service funding be based on all IXCs' gross revenues from both interstate and international telecommunications services; only common carriers providing a full complement of defined local services be eligible for support; and up to $2.25 billion in new annual subsidies for discounted telecommunications services used by schools, libraries, and rural health care providers be funded by an assessment on total interstate and intrastate revenues of all IXCs. The FCC stated that it intends to study the mechanism for continued support of universal service in high cost areas in a subsequent proceeding. We are unable to predict the outcome of these proceedings or of any judicial appeal or petition for FCC reconsideration on its operations.

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

         STATE REGULATION. Companies conducting intrastate long distance telecommunications operations are subject to various state laws and regulations including, in many jurisdictions, certification and tariff filing requirements. Generally, these providers must obtain and maintain certificates of authority from regulatory bodies in most states in which it offers intrastate services. RMB is certified to provide long distance services as an interexchange carrier
(IXC) in 27 states.

         In April 1998, RMB obtained a certificate of authority from the Colorado Public Utility Commission to provide local exchange services as a CLEC. We also are certified as a CLEC in California, Illinois, Kansas, Maryland, Missouri, Nevada, New York, Ohio, Oregon, South Carolina, Washington, and West Virginia. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations, and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations.

RISK FACTORS

         You should carefully consider the risks described below before making an investment decision.

WE HAVE A SHORT OPERATING HISTORY, HAVE INCURRED NET LOSSES SINCE OUR INCEPTION AND EXPECT FUTURE LOSSES

         We started our business in 1993 and began offering Internet access services in 1994. We have incurred operating losses in every year of our existence. We incurred net losses of $2.3 million for the year ended December 31, 1996, $4.2 million for the year ended December 31, 1997, $10.7 million for year ended December 31, 1998, and $24.9 million for the year ended December 31, 1999. As of December 31, 1999, we have an accumulated deficit of $42.6 million. We may never be profitable.

         In 1998, a proposed merger transaction with Internet Communications Corp. ("ICC") and related financing transactions were terminated. On March 17, 2000 we again reached an agreement to acquire ICC. However, claims by third parties unrelated to ICC allegedly arising from the terminated 1998 merger remain outstanding. The Company has not agreed that it is responsible for these claims and has consistently disputed their validity. As a result, we recorded costs, expenses, and related fees of approximately $6.1 million. Of this amount, approximately $4.2 million relates to warrants that we issued. Although we are attempting to agree on a resolution of these disputes that is satisfactory to all parties, we cannot assure that we will be able to reach an agreement with all parties. We do not currently have the ability to pay all of these expenses.

IF WE ARE UNABLE TO RAISE FUNDS TO FINANCE OUR GROWTH, WE WILL NOT BE ABLE TO MAINTAIN OUR CURRENT LEVEL OF OPERATIONS OR TO PURSUE GROWTH OPPORTUNITIES

         We intend to expand or open new access sites or make other capital investments as dictated by customer demand and strategic considerations. To open new dial-up access sites, known in our industry as points of presence or POPs, we must spend significant amounts of money for new equipment as well as for leased telecommunications facilities and advertising. In addition, to expand our customer base nationwide, we will have to spend significant amounts of money on additional equipment to maintain the high speed and reliability of our Internet access services. We may also need to spend significant amounts of cash to:

         o  fund growth, operating losses, and increased expenses;

         o  implement our acquisition strategy;

         o take advantage of unanticipated opportunities, such as major strategic alliances or other special marketing opportunities, acquisitions of complementary businesses or assets, or the development of new products; and

         o  respond to unanticipated developments or competitive pressures.

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

WE FACE INTENSE COMPETITION, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY, WE MAY LOSE MARKET SHARE OR BE FORCED TO REDUCE PRICES

         We operate in the Internet services market, which is extremely competitive. Our current and prospective competitors include many large companies that have substantially greater market presence, financial, technical, marketing, and other resources than we have. We compete directly or indirectly with the following categories of companies:

         o established online services, such as America Online, the Microsoft Network, CompuServe, and Prodigy;

         o local, regional, and national Internet service providers, such as MindSpring, Earthlink, Network, Inc., Internet America, PSINet, and Verio;

         o national telecommunications companies, such as AT&T Corp., MCI WorldCom, Inc., Sprint, and GTE;

         o regional Bell operating companies, such as BellSouth and SBC Communications;

         o computer hardware and software companies, such as International Business Machines and Microsoft Corporation; and

         o  online cable services, such as At Home and Roadrunner.

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

IF WE ARE UNABLE TO COMPETE IN THE LOCAL EXCHANGE AND LONG DISTANCE TELEPHONE MARKET, OUR PROFITABILITY WILL BE ADVERSELY AFFECTED

         In 1998, we entered the long distance telephone market. We will compete directly with inter-exchange carriers and long distance carriers and other long distance resellers and providers, including large carriers such as AT&T, MCI WorldCom, Sprint, and new entrants to the long distance market. Many of our competitors are significantly larger and have substantially greater market presence and financial, technical, operational, marketing, and other resources. We will face stiff price competition and may not be able to compete.

         Moreover, the local exchange telephone services market in most states was only recently opened to competition due to the passage of the 1996 Telecommunications Act and related regulatory rulings. Numerous operating complexities are associated with providing these services. We will be required to develop new products, services, and systems and will need to develop new marketing initiatives to sell these services. Our inability to overcome any of these operating complexities could have a material adverse effect on us.

IF WE FAIL TO KEEP PACE WITH TECHNOLOGICAL CHANGE AND EVOLVING INDUSTRY STANDARDS, WE MAY LOSE CUSTOMERS

         The Internet services market is characterized by rapidly changing technology, evolving industry standards, changes in customer needs, and frequent new service and product introductions. Our future success depends, in part, on our ability to:

         o  use leading technologies to develop our technical expertise;

         o  enhance our existing services; and

         o develop new services that meet changing customer needs on a timely and cost-effective basis.

In particular, we must provide customers with the appropriate products, services, and guidance to best take advantage of the rapidly evolving Internet. Our failure to respond in a timely and effective manner to new and evolving technologies could have a negative impact on our business. Our ability to compete will also depend upon the continued compatibility of our services with products offered by various vendors. Although we intend to support emerging standards in the market for Internet access, industry standards may not be established. Moreover, if industry standards are established, we may not be able to conform to these new standards in a timely fashion. Our competitors may develop services and technologies that will render our services or technology noncompetitive or obsolete.

         We are also at risk to fundamental changes in the way customers access the Internet. Currently, most customers access Internet services through computers connected by telephone lines. However, several companies have developed cable television modems and other "broadband technologies" that transmit data at substantially faster speeds than the modems that our customers and we use. We must develop new technology or modify our existing technology to accommodate new and faster sources of Internet access, including cable television modems, screen-based telephones, wireless products, televisions, and other consumer electronic devices. We may not succeed in adapting our Internet access business to new and faster access devices.

ANY DECLINE IN OUR CUSTOMER RETENTION LEVELS OR OUR PRICES WILL ADVERSELY AFFECT REVENUES AND PROFITABILITY

         Our new customer acquisition costs are substantial relative to the monthly fees we charge. Accordingly, our long-term success largely depends on our retention of existing customers. While we continue to invest significant resources in our infrastructure and technical and customer support capabilities, it is relatively easy for Internet users to switch to competing providers. Consequently, our investments may not help customer retention. Any significant loss of customers will substantially decrease our revenue and cause our business to suffer.

         As a result of competitive pricing pressures in the market for Internet services, we reduced the prices we charge our Internet customers during 1995, 1997, and 1998. We expect that continued price pressures may cause us to reduce prices further in order to remain competitive, and we expect that such further price reductions could adversely effect our results of operations, unless we can lower our costs commensurate with such price decreases.

IF WE FAIL TO EFFECTIVELY MANAGE OUR GROWTH, THE QUALITY OF OUR SERVICE WILL DECLINE AND WE WILL LOSE CUSTOMERS

         Our rapid growth has and will place a significant strain on our managerial, operational, financial, and information systems resources. To accommodate our increasing size and manage our growth, we must continue to implement and improve these systems and attract, train, manage, and retain qualified employees. These demands will require us to add new management personnel and develop new expertise. In order to successfully integrate newly acquired assets and continue to implement a nationwide strategy and network, we must:

         o closely monitor service quality, particularly through third party "POPs";

         o acquire and install necessary equipment and telecommunications facilities;

         o create and implement marketing strategies in new and existing markets;

         o employ qualified personnel to provide technical and marketing support for new sites; and

         o continue to expand our managerial, operational, and financial resources to support expansion.

Although we are taking steps to manage our growth effectively, we may not succeed. If we fail to successfully manage our growth, our ability to maintain and increase our customer base will be impaired and our business will suffer.

IF WE FAIL TO INTEGRATE RESOURCES ACQUIRED THROUGH ACQUISITIONS, WE WILL LOSE CUSTOMERS AND OUR LIQUIDITY, CAPITAL RESOURCES AND PROFITABILITY WILL BE ADVERSELY AFFECTED

         Since January 1999, we have acquired the stock or assets of 16 companies and may acquire a number of other companies in the next few months. As part of our long-term business strategy, we continually evaluate strategic acquisitions of businesses and customer accounts. Acquisitions often involve a number of special risks, including the following:

         o we may experience difficulty integrating acquired operations and personnel;

         o  we may be unable to retain acquired customers;

         o  the acquisition may disrupt our ongoing business;

         o we may not be able to successfully incorporate acquired technology and rights into our service offerings and maintain uniform standards, controls, procedures, and policies;

         o the businesses we acquire may fail to achieve the revenues and earnings we anticipated;

         o we may ultimately be liable for contingent and other liabilities, not previously disclosed to us, of the companies that we acquire; and

         o our resources may be diverted in asserting and defending our legal rights.

We may not successfully overcome problems encountered in connection with potential future acquisitions. In addition, an acquisition could materially adversely affect our operating results by:

         o  causing us to incur additional debt;

         o increasing amortization expenses related to goodwill and other intangible assets; and

         o  diluting your ownership interest.

Any of these factors could have a material adverse effect on our business.

IF WE ARE UNABLE TO OBTAIN SUFFICIENT NETWORK CAPACITY FROM OUR INTERNAL AND LEASED NETWORK, OUR ABILITY TO GROW WILL BE SEVERELY CURTAILED

         Our success depends, in part, on the capacity, reliability, and security of our network. Our network includes computers, servers, routers, modems, broadband fiber systems, access to third party broadband systems, and other related hardware and software. Network capacity constraints have occurred in the past and may occur in the future, in connection with:

         o particular dial-up POPs affecting only customers attempting to use that particular point of presence; and

         o system wide services, such as e-mail and news services, which can affect all customers.

These capacity constraints result in slowdowns, delays, or inaccessibility when customers try to use a particular service. Poor network performance could cause customers to terminate their membership with us. To reduce the probability of such problems, we will be required to expand and improve our network. Such expansion and improvement will be very costly and time consuming. We may not be able to expand or adapt our network to meet additional demand or changing customer requirements on a timely basis or at a commercially reasonable cost.

         In order to provide Internet access and other online services to our customers, we lease long distance fiber optic telecommunications lines from multiple national telecommunications service providers. We are dependent upon these providers of data communications facilities. In addition, we have a wholesale usage agreement with PSINet, which allows us to provide dial-up and "switched" network access to our customers through PSINet's 235 POPs throughout the United States. We also have other agreements with service providers on whom we rely to deliver our product and service offerings. Moreover, PSINet provides network access to some of our competitors. PSINet could choose to grant these competitors preferential network access, potentially limiting our customers' ability to access the Internet. Even without such preferential treatment, increased usage of PSINet's POPs by other Internet service providers and online service providers may negatively affect access system performance.

SYSTEM FAILURES CAUSED BY NATURAL DISASTERS COULD INTERRUPT OUR SERVICE AND ADVERSELY AFFECT OUR REVENUES

         We must protect our infrastructure against fire, earthquakes, power loss, telecommunications failure, computer viruses, security breaches, and similar events. We do not currently maintain a redundant or backup network hub for all of our customers. Moreover, because we lease our lines from long distance telecommunications companies and regional Bell operating companies, we are dependent upon these companies for physical repair and maintenance of the leased lines. We maintain multiple carrier agreements to reduce the risk of loss of operations from damage, power failures, telecommunications failures, and similar events. However, the occurrence of a natural disaster or other unanticipated problems at our network operations center or any of our POPs may cause interruptions in the services we provide. In addition, failure of our telecommunications providers to provide the data communications capacity we require as a result of a natural disaster, operational disruption, or for any other reason could cause interruptions in the services we provide. Any damage or failure that causes interruptions in our operations could have a material adverse effect on us.

OUR NETWORK IS SUBJECT TO SECURITY RISKS AND INAPPROPRIATE USE BY INTERNET USERS THAT COULD INTERRUPT OUR SERVICE AND CAUSE A DECLINE IN OUR PROFITABILITY

         The future success of our business will depend on the security of our network and the networks of third parties over which we have no control. Despite implementation of security measures, we remain vulnerable to computer viruses, sabotage, break-ins, and similar disruptive problems caused by customers or other Internet users. Any breach of our network security or other inappropriate use of our network, such as the sending of excessive volumes of unsolicited bulk e-mail or "spam," could lead to interruptions, delays, or cessation of services to our customers. Our customers, in turn, could terminate their membership or assert claims against us. Third parties could also potentially jeopardize the security of confidential information stored in our computer systems or our customers' computer systems by their inappropriate use of the Internet, which could cause losses to our customers or us or deter potential customers from subscribing to our services. Inappropriate use of the Internet includes attempting to gain unauthorized access to information or systems, commonly known as "cracking" or "hacking." Although we intend to continue to implement security measures, "hackers" have circumvented such measures in the past, and others may be able to circumvent our security measures or the security measures of our third-party network providers in the future.

         To fix problems caused by computer viruses or other inappropriate uses or security breaches, we may have to interrupt, delay, or cease service to our customers, which could have a material adverse effect on our business. In addition, we expect that our customers will increasingly use the Internet for commercial transactions in the future. Any network malfunction or security breach could cause these transactions to be delayed, not completed, or completed with compromised security. As a result, customers or others may assert claims of liability against us. Further, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry in general and our customer base and revenue in particular.

IF WE ARE UNABLE TO DELIVER OUR SERVICES VIA TELECOMMUNICATIONS CARRIERS AND OTHER SUPPLIERS, WE COULD EXPERIENCE SERVICE DELAYS AND INCREASED COSTS IN EXPANDING OUR NETWORK

         We rely on traditional telecommunications carriers to transmit our traffic over local and long distance networks. These networks may experience disruptions and capacity constraints that are not easily remedied. We may have no means of replacing these services. In addition, local phone service is sometimes available only from one company. The benefits of competition and alternative sources of supply are not present in these markets.

         We also depend on certain suppliers of hardware and software components. We acquire a majority of our networking service components, including terminal servers and high-performance routers, from Cisco Systems, Inc. and Lucent Technologies, Inc. The expansion of our network places a significant demand on our suppliers, some of which have limited production capacity. In the past, we have experienced delays in delivery of new telephone lines, modems, terminal servers, and other equipment. If delays are severe, all incoming modem lines may become full during peak times, resulting in busy signals for customers who are trying to connect to RMI.NET. If our suppliers cannot meet increased demand and we are not able to develop alternative sources of supply, we could experience delays and increased costs in expanding our network, difficulty in providing our services, and the loss of dissatisfied customers.

TO PROTECT OUR PROPRIETARY RIGHTS OR TO AVOID CLAIMS THAT WE INFRINGE THE PROPRIETARY RIGHTS OF OTHERS, WE MAY BE FORCED TO INCUR SUBSTANTIAL COSTS AND TO DIVERT VALUABLE MANAGERIAL RESOURCES AWAY FROM OUR BUSINESS OPERATIONS

         Our success is dependent in part on our technology and other proprietary rights. To protect our rights, we rely on a combination of copyright, trademark, patent and trade secret laws, and contractual restrictions. We cannot be sure that these steps will be adequate to prevent misappropriation or infringement of our intellectual property. Nor can we be sure that competitors will not independently develop technologies that are substantially equivalent or superior to our proprietary property and technology.

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

MR. HANSON HAS A CONTROLLING INTEREST IN RMI.NET, INC. WHICH MAY PREVENT YOU FROM REALIZING A PREMIUM RETURN ON YOUR INVESTMENT

         Our CEO, President, and Chairman of the Board of Directors, Douglas Hanson has a controlling interest in RMI.NET, Inc. through his direct ownership of common stock, ability to exercise outstanding options, and voting rights agreements. As a result, Mr. Hanson has voting control of RMI.NET, Inc. and can influence all matters that require stockholder approval. Mr. Hanson may designate the members of our Board of Directors and can decide our operations and business strategy. You may disagree with Mr. Hanson's management decisions.

         As a controlling stockholder, Mr. Hanson also has the power to approve or reject significant corporate matters, such as mergers, acquisitions, and other change-in-control transactions. Mr. Hanson's controlling interest could make it more difficult for a third party to acquire us, even if the acquisition would be beneficial to you. You may not realize the premium return that stockholders may realize in conjunction with corporate takeovers.

IF OTHER SECURITY HOLDERS SELL THEIR STOCK, THE MARKET PRICE OF OUR COMMON STOCK MAY FALL AND YOUR OWNERSHIP INTEREST COULD BE DILUTED

         As of March 24, 2000, we have approximately 21,142,497 shares of common stock outstanding. Assuming a market price of approximately $10.00 per share for RMI.NET common stock as of March 24, 2000, we have reserved approximately 7.0 million additional shares for issuance upon exercise of warrants and stock options, various anti-dilution provisions contained in the warrants and stock options, and prior acquisitions. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock and our publicly traded warrants could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a price we deem appropriate. We have issued and plan to issue additional convertible equity and debt securities in the future. If these securities are exercised or converted, you may experience significant dilution in the market value of your stock. Our stock price is highly volatile.

OUR OUTSTANDING CLASS B WARRANTS COULD RESULT IN SUBSTANTIAL DILUTION OF YOUR INVESTMENT, A DETRIMENTAL EFFECT ON OUR LIQUIDITY AND ABILITY TO RAISE ADDITIONAL CAPITAL, AND A SIGNIFICANT DECLINE IN THE VALUE OF OUR COMMON STOCK

         In our December 1999 private placement, we sold the following securities to two institutional investors, Advantage Fund II Ltd. and Koch Investment Group Limited, for aggregate consideration of $10 million:

         o  761,610 shares of common stock;

         o  Class A Warrants to purchase 182,786 shares of common stock; and

         o Class B Warrants to purchase a potentially unlimited number of shares of common stock.

The outstanding Class B Warrants carry certain risks, including the potential for:

         o  substantial dilution of your investment in RMI.NET;

         o  a detrimental effect on our ability to raise additional funds; and

         o a decline in the market value of our common stock as a result of the exercise of the Class B warrants and subsequent sales of the common stock.

Each of these risks is discussed in greater detail below.

IF THE MARKET VALUE OF OUR COMMON STOCK DECLINES, WE MAY ISSUE A SUBSTANTIAL AMOUNT OF COMMON STOCK UPON EXERCISE OF CLASS B WARRANTS AND YOU WILL EXPERIENCE IMMEDIATE AND SUBSTANTIAL DILUTION

         The number of shares that we may issue to holders of RMI.NET's Class B Warrants is based on the market price of our common stock from May of 2000 through November of 2002. In effect, the holders of the Class B Warrants have the opportunity to profit from a rise in the market price of our common stock, if any, without assuming the risk of loss from a decline in the stock price. If the market price of our common stock decreases, we may issue a greater number of shares upon conversion of the Class B Warrants. There is theoretically no limit on the number of shares of common stock that we may be required to issue upon conversion of the Class B Warrants. Your percentage ownership of our common stock could be diluted substantially. Moreover, because the exercise price of the Class B Warrants is only $0.01 per share, we will not receive material cash proceeds from the exercise of the Class B Warrants.

         The following chart sets forth the maximum number of shares of common stock we would issue upon full exercise of the Class B Warrants, assuming that:

         o the market price of the common stock is 100%, 75%, 50%, and 25% of the closing price of our common stock on March 24, 2000 ($10.00 per share), and stays at that level through November of 2002; and

         o the institutional investors do not sell any of their common stock until after November of 2002.

                                                 COMMON STOCK ISSUABLE UPON           PERCENTAGE OF OUTSTANDING
             MARKET PRICE PER SHARE             EXERCISE OF CLASS B WARRANTS           SHARES AT MARCH 10, 2000
                                                     AT $0.01 PER SHARE                          (1)
          ------------------------------       -------------------------------        ---------------------------
          $10.00 - 100% of closing
          price on 3/10/2000                                 452,400                             2.2%

          $7.50 - 75% of closing price
          on 3/10/2000                                       831,949                             3.9%

          $5.00 - 50% of closing price
          on 3/10/2000                                     1,628,568                             7.4%

          $2.50 - 25% of closing price
          on 3/10/2000                                     4,019,568                            16.5%

          ------------------------------

          (1) Assumes that all shares to be issued upon exercise of Class B Warrants are outstanding as of March 10, 2000.

THE EXISTENCE OF OUR CLASS B WARRANTS MAY HINDER OUR ABILITY TO RAISE ADDITIONAL CAPITAL

         Because of the potential for dilution, as outlined above, we may find it more difficult to raise additional equity capital while the Class B Warrants are outstanding. Sources of equity capital may be reluctant to provide needed operating capital, which could have an adverse affect on our ability to finance growth opportunities and on our liquidity.

IF INSTITUTIONAL INVESTORS SELL LARGE VOLUMES OF THEIR COMMON STOCK WITHIN A RELATIVELY SHORT PERIOD OF TIME, INCLUDING SHARES TO BE ISSUED UPON CONVERSION OF THEIR CLASS B WARRANTS, THE VALUE OF OUR COMMON STOCK MAY DECLINE

         If the institutional investors sell large volumes of their common stock within a relatively short period of time, the market price of our common stock may decrease and allow the institutional investors to convert their Class B Warrants into a greater amount of our common stock. Further sales of the common stock issued upon conversion of the Class B Warrants could cause even greater declines in the price of our common stock. Although holders of the Class B Warrants are restricted in their ability to engage in short sales and similar transactions, the downward pressure on the market price caused by conversion of Class B Warrants and sale of the underlying common stock could encourage short sales by other investors and further undermine the value of our common stock.

IF THE NUMBER OF SHARES ISSUABLE UPON EXERCISE OF THE CLASS B WARRANTS EXCEEDS 20% OF THE NUMBER OF SHARES OUTSTANDING BEFORE THE DECEMBER 1999 PRIVATE PLACEMENT, WE MAY SEEK STOCKHOLDER APPROVAL OF THE CLASS B WARRANT SHARES

         Under the rules of the Nasdaq Stock Market, we are required to obtain stockholder approval for the issuance of common stock upon exercise of the Class B Warrants if the number of shares issuable upon exercise of the Class B Warrants equals or exceeds 20% of the number of shares of common stock outstanding before the Class B Warrants were issued. On the date the Class B Warrants were issued, we had 18,865,448 shares of common stock outstanding. Thus, we will be able to issue 3,773,089 shares upon exercise of Class B Warrants without obtaining stockholder approval.

         However, the terms of the Class B Warrants are structured so that we will comply with Nasdaq's 20% limitation even if we are unable to obtain stockholder approval. If the market price of our common stock declines and we would need to otherwise issue common stock in excess of the Nasdaq 20% Limitation, we would then have the option of either:

         o seeking stockholder ratification of shares to be issued upon exercise of the Class B Warrants before issuing the underlying common stock; or

         o instead of issuing the common stock, pay a redemption fee equal to 120% of the average market value of the unissued common stock over a five-day period immediately preceding the holder's request for redemption.

Redemption of the underlying common stock at a 20% premium could severely diminish our working capital and harm our ability to raise additional capital. If the Company is unable to obtain shareholder approval, it will result in substantial additional dilution to the existing shareholders.

THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD LEAD TO LOSSES FOR INDIVIDUAL INVESTORS

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

THE VOLATILITY OF OUR STOCK PRICE COULD LEAD TO SECURITIES CLASS ACTION LITIGATION, WHICH COULD BE COSTLY AND TIME CONSUMING TO DEFEND AND COULD DAMAGE OUR REPUTATION

         In the past, there have been class action law suits filed against companies after periods of fluctuations in the market price of their securities. If we were subject to this type of litigation, it would be a strain on our personnel and financial resources, and divert management's attention from running our company. Litigation could also negatively affect our public image and reputation.

FACTORS OUTSIDE OF OUR CONTROL MAY AFFECT OUR OPERATING RESULTS AND CAUSE OUR QUARTERLY RESULTS TO FLUCTUATE

         Our financial results may fluctuate significantly because of several factors, many of which are beyond our control. These factors include:

         o costs associated with gaining and retaining customers and capital expenditures for upgrading our systems and infrastructure;

         o timing and market acceptance of new and upgraded Internet service introductions, technologies, and services by us and our competitors;

         o  loss of customers, seasonal fluctuations in demand for our services;

         o  downward pressure on prices due to increased competition;

         o changes in our operating expenses, including telecommunications costs; and

         o  the effect of potential acquisitions.

Fluctuations caused by these and other factors could cause our business to suffer.

WE HAVE NO INTENTION TO PAY DIVIDENDS

         We have never paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not expect to pay any dividends in the foreseeable future.

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION WHICH COULD DECREASE OUR REVENUES AND INCREASE OUR COSTS

         We provide Internet services through data transmissions over public telephone lines and cable networks. The Federal Communications Commission governs these transmissions and establishes charges and terms for communications. As an Internet access provider, we are not subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than the regulations applicable to businesses generally. However, we could become subject to the Federal Communications Commission or other regulatory agency regulation especially as Internet services and telecommunication services converge. Changes in the regulatory environment could decrease our revenue and increase our costs. For example, the Federal Communications Commission may decide that Internet-based telephone services should be subject to pay carrier access charges on the same basis as traditional telecommunications companies.

         The Federal Telecommunications Act of 1996 imposed fines on Internet service providers, in part, for providing access to indecent and obscene services. The United States Supreme Court found this part of the Federal Telecommunications Act of 1996 unconstitutional in June of 1997. However, on March 12, 1998, the Senate Commerce Committee approved two bills that attempt to reconstruct these unconstitutional provisions. Although it is too early to determine the ultimate course of these bills, and to evaluate the constitutionality of the proposals, these provisions, if enacted and upheld, could expose ISPs such as RMI.NET to liabilities.

         Additional laws and regulations may be adopted with respect to the Internet, covering issues such as Universal Service Fund support payments, content, user privacy, pricing, libel, obscene material, indecency, gambling, intellectual property protection and infringement, technology export, and other controls. Other federal Internet-related legislation has been introduced which may limit commerce and discourse on the Internet. The Federal Communications Commission currently is considering:

         o whether Internet service providers are regulated telecommunications providers;

         o whether Internet service providers are required to contribute to the Universal Service Fund; and

         o how various companies in the Internet and telecommunications industries should be classified.

IF WE ARE UNABLE TO RETAIN KEY EXECUTIVES, OUR GROWTH POTENTIAL AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED

         Our success greatly depends on our ability to attract and retain key technical, sales, marketing, information systems, financial, and executive personnel. We are especially dependent on the continued services of our senior management team, particularly Douglas H. Hanson, our Chief Executive Officer, President and Chairman of the Board of Directors. The loss of Mr. Hanson or other senior managers could have a materially detrimental effect on us. All members of our senior management team can terminate their employment at any time. We do not maintain key person life insurance on any of our personnel. If we fail to attract, hire, or retain the necessary personnel, or if we lose the services of any member of our senior management team, our business could be adversely affected.

ITEM 2. DESCRIPTION OF PROPERTIES

         Our corporate headquarters is located in Denver, Colorado at 999 Eighteenth Street, Suite 2201, where the executive, sales and marketing, and administrative functions exist. We lease approximately 31,314 square feet in Denver under a lease that expires August 31, 2005. We also lease approximately 4,000 square feet in Denver at 1800 Glenarm. This facility has been sub-let for the remainder of the lease term, which concludes January 7, 2001. We maintained an office of approximately 8,000 square feet in Colorado Springs that was leased through January 2000. We also have leased POP locations in Colorado Springs, Denver, Grand Junction, Loveland, and Pueblo, Colorado. Through third-party contracts, we lease two additional POP locations in Durango and Montrose, Colorado. With the acquisitions completed in 1998 and 1999 we have assumed or negotiated operating leases for office locations in Opelika, Alabama, Phoenix, Arizona, Tucson, Arizona, San Francisco, California, Denver, Colorado, Englewood, Colorado, La Junta, Colorado, Steamboat Springs, Colorado, Bloomington, Illinois, Champaign, Illinois, Normal, Illinois, Schaumburg, Illinois, Overland Park, Kansas, Walkersville, Maryland, Tulsa, Oklahoma, Salt Lake City, Utah, and Seattle, Washington. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

         In June 1998, we announced that we had agreed to acquire Internet Communications Corp. ("ICC"). The closing of the acquisition was subject to various closing conditions, and the merger agreement contained certain rights of termination. In October 1998, we terminated the merger agreement due to, among other things, ICC's failure to satisfy certain obligations under the merger agreement. On October 14, 1998, ICC filed a complaint against RMI.NET in Denver District Court claiming $30 million in damages and alleging, among other things, that we had breached the merger agreement and had made certain misrepresentations to ICC with respect to the merger transaction.

         On August 6, 1999, ICC agreed to dismiss with prejudice all claims brought in their lawsuit against RMI.NET, and entered into a Settlement Agreement resolving all current and future claims related to the terminated merger. Under the Settlement Agreement, we made no payment of any monies or anything of value to ICC as a result of the claims.

         Although we have resolved our dispute with ICC, and in March 2000 we agreed again to acquire ICC, claims by third parties unrelated to ICC allegedly arising from the terminated 1998 merger remain outstanding. As a result of the 1998 merger attempt and the related financing transaction, we incurred costs, expenses, and related fees of $6.1 million, a portion of which are in dispute. Of the $6.1 million expense, approximately $4.2 million relates to a non-cash item regarding warrants that we issued. At this time, we are unable to determine the possible outcome of this remaining dispute.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the Nasdaq National Market under the symbol "RMII."

     The following table sets forth the closing high and low closing prices of our common stock as reported on the Nasdaq SmallCap Market from January 1, 1997 through December 31, 1999. On March 5, 1999, our common stock and warrants began trading on the Nasdaq National Market.

                                                               STOCK PRICE
                                               ------------------------------------------------
                     2000                              HIGH                      LOW
     --------------------------------------    ---------------------     ----------------------
     January 1, 2000 - March 24, 2000                  $ 12.500               $   7.313

                     1999
     --------------------------------------
     First Quarter                                     $ 15.875                $ 10.500
     Second Quarter                                    $ 16.625                $ 10.938
     Third Quarter                                     $ 13.625                $  6.688
     Fourth Quarter                                    $ 10.000                $  6.094


                     1998
     --------------------------------------
     First Quarter                                     $  5.188                $  1.875
     Second Quarter                                    $ 11.750                $  5.313
     Third Quarter                                     $ 18.500                $  8.000
     Fourth Quarter                                    $ 28.500                $  7.000

         At March 24, 2000, the last reported sales price of our common stock was $10.00 per share. Based on information supplied by certain of record holders of our common stock, we estimate that there are approximately 10,700 beneficial owners of our common stock. We have never declared or paid any dividends on our common stock. Because we currently intend to retain future earnings to finance growth, we do not anticipate paying any cash dividends in the foreseeable future.

         For a description of unregistered securities issued by RMI.NET in 1999, refer to Notes 8 and 9 of Notes to Consolidated Financial Statements. In each of these transactions, we relied on the exemption from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

         From January 1, 1999 through December 31, 1999, we granted options to purchase 1,606,936 shares of common stock under our stock option plans with a weighted average exercise price of $8.01 per share. Our directors and employees exercised options to purchase 109,133 shares of common stock with a weighted average exercise price of $10.69 per share.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION

         The following is a summary of selected consolidated financial data of RMI.NET as of and for the five years ended December 31, 1999. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this document.

                                        1999                1998              1997              1996              1995
                                     -----------        ------------       -----------      ------------      ----------
STATEMENT OF OPERATIONS DATA:
Revenues...........................  $ 30,122,004       $ 10,087,015       $ 6,127,111       $ 3,281,579      $1,179,325
Operating loss.....................   (24,545,868)       (10,478,162)       (3,800,706)       (2,281,194)       (108,522)
Net loss...........................   (24,927,652)       (10,668,802)       (4,152,853)       (2,342,571)       (128,794)
Basic and diluted loss per share...         (1.83)             (1.39)            (0.79)            (1.03)          (0.07)


BALANCE SHEET DATA:
Cash and cash equivalents..........  $ 11,238,188       $  5,729,346       $ 1,053,189       $   348,978      $  274,661
Investments........................             -                  -                 -         1,356,629               -
Working capital (deficit)..........     2,004,051          1,986,513          (209,003)          370,884        (186,865)
Total assets.......................    70,719,030         24,681,801         5,082,119         5,540,167         924,603
Long term debt and capital lease
    obligations....................     2,222,373            493,963           904,627         1,134,380         904,627
Redeemable, Convertible
    Preferred Stock................             -          6,747,843                 -                 -               -
Total stockholders' equity
    (deficit)......................    54,445,345         11,817,614         2,083,370         2,317,437        (169,036)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition of RMI.NET, Inc. (the "Company") should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

         The following table presents operating data, as a percentage of total revenue, for the years ended December 31, 1999, 1998, and 1997. This information is from our consolidated audited financial statements included in this Form 10-K. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                                                      YEAR ENDED DECEMBER 31,
                                                            1999                   1998                 1997
                                                        ------------            ----------           ----------
  Revenue:
    Communication services.............................       86   %                79   %               83   %
    Web solutions......................................       14   %                21   %               17   %
                                                        ------------            ----------           ----------
       Total revenue...................................      100   %               100   %              100   %

  Costs and expenses:
    Cost of services...................................       59   %                35   %               34   %
    Selling expenses...................................       20   %                20   %               20   %
    General and administrative expenses................       73   %                71   %               94   %
    Costs related to unsuccessful merger attempt.......        -   %                60   %                -   %
    Depreciation and amortization......................       29   %                18   %               14   %
                                                        ------------            ----------           ----------
       Total costs and expenses........................      181   %               204   %              162   %
                                                        ------------            ----------           ----------
         Operating loss................................      (81)  %              (104)  %              (62)  %

  Other income (expense):
    Interest expense...................................       (2)  %                (3)  %               (7)  %
    Interest income....................................        -   %                 1   %                1   %
    Other income (expense).............................        -   %                 1   %                -   %
                                                        ------------            ----------           ----------
  Net loss.............................................      (83)  %              (105)  %              (68)  %
                                                        ============            ==========           ==========

         TOTAL REVENUE

         The Company's total revenues grew 199% from $10,087,000 in 1998 to $30,122,000 in 1999. Revenue growth performance is attributable to an increase in the number of the Company's customers which were added primarily through acquisition. During the year ended December 31, 1999, the Company completed 16 acquisitions which contributed revenue of approximately $13.8 million. In addition, the Company intensified its sales and marketing efforts in 1999 versus 1998 by launching a national advertising campaign in September 1999 as well as increasing the size of the sales force.

         COMMUNICATION SERVICES

         Communication Services is comprised predominately of dial-up, dedicated access and telecommunication services. The Company offers a broad range of connectivity options to its customers including dedicated, Digital Subscriber Line ("DSL"), Integrated Services Digital Network ("ISDN"), dial-up connections as well as long distance voice services. Connectivity customers typically pay fixed, monthly recurring service charges plus a one-time setup fee. The charges vary depending on the type of service, the length of the contract and local market conditions. Amounts billed relating to future periods are recorded as deferred revenue and amortized monthly as the services are rendered.

         Communication Services revenue increased 224% from $7,974,000 in 1998 to $25,864,000 in 1999. In addition, Communication Services revenue as a percentage of total revenue increased from 79% in 1998 to 86% in 1999. Acquisitions completed in 1999 contributed significantly to this increase, adding approximately $13.8 million of the $18 million increase.

         WEB SOLUTIONS

         Web Solutions revenues are comprised of three major products: Web site hosting, Web site production, and Web site marketing. Web hosting customers typically pay fixed, recurring monthly service charges plus a one-time setup fee. Revenue from Web site production and Web marketing customers is recognized as the service is provided.

         Web Solutions revenue grew 102% from $2,113,000 in 1998 to $4,258,000 in 1999. Web site hosting accounted for $601,000 of revenue in 1998 and $1,285,000 in 1999, for an increase of 114% due to an increase in the number of hosted Web sites as a result of acquisitions. Web site production increased from $1,287,000 in 1998 to $2,452,000 in 1999, for an increase of 91%. The increase in Web production revenue is primarily due to Web production revenue contributed through the acquired companies.

         OPERATING EXPENSES

         Operating expenses consists primarily of costs for circuit and local line charges to provide service to our customers. The operating expenses related to Web solutions customers consist primarily of payroll expense related to Web-site design services and sub-contracting costs.

         Operating expenses increased 406%, from $ 3,522,000 in 1998, to $17,816,000 in 1999, primarily due to acquisitions. In addition, the operating expenses as a percent of revenue increased from 35% in 1998 to 59% in 1999. Operating expenses as a percent of revenues increased in 1999 relative to 1998 due to changes in Communication Services product mix, resulting from increased telephony operations and increased costs directly related to production services within the Web Solutions line of business.

         SELLING EXPENSES

         Selling expenses consist primarily of salaries, commission, advertising, and marketing. Selling expenses increased 192%, from $2,054,000 in 1998 to $6,005,000 in 1999. The increase in selling expenses is due primarily to the addition of sales personnel related to the current year acquisitions. In addition, in September 1999, the Company launched a national advertising campaign to support the Company's growing national presence and expanding line of products and services.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses ("G & A") consist primarily of salaries and related benefits, and includes the expenses of general management, engineering, customer service, technical support, accounting, billing, and office facilities. G&A expenses increased 208% from $7,130,000 in 1998 to $21,995,000 in 1999. This increase was partially the result of higher payroll costs and benefits primarily related to the acquisition of 16 companies during 1999. Payroll and benefits cost increased 107% from $5,990,000 in 1998 to $12,405,000 in 1999, as a result of increasing the Company's headcount. Outside services, which include "temporary to hire" staff and professional services, increased 91% from $1,139,000 in 1998 to $2,170,000 in 1999. In late 1998, the
Company began hiring many of the technical support call center staff and the Web production staff on a "temp to hire" program, wherein the new employee remains on the temporary employment agency's payroll for approximately ninety days.

         COSTS RELATED TO UNSUCCESSFUL MERGER ATTEMPT

         In 1998, the Company accrued approximately $6 million in costs related to an unsuccessful merger attempt. See Legal Proceedings and footnote 4 in the financial statements for more information.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization is provided for over the estimated useful lives of assets ranging from 3 to 7 years using the straight-line method. The excess of cost over the fair value of net assets acquired, or goodwill, is amortized using the straight-line method over a five-year period. Depreciation and amortization increased 395% from $1,789,000 in 1998 to $8,852,000 in 1999. The increase was due to higher goodwill amortization associated with the Company's acquisition of 16 companies during 1999 and six companies in 1998. Additional acquisitions and investments are likely to cause depreciation and goodwill amortization to increase in the future.

         INTEREST EXPENSE

         Interest expense increased from $320,000 in 1998 to $542,000 in 1999. The increase is due to higher long-term debt and capital lease obligations in 1999 compared to 1998.


     YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

         TOTAL REVENUE

         The Company's total revenues grew 65% from $6,127,000 in 1997 to $10,087,000 in 1998. Revenue growth performance is attributable to an increase in the number of the Company's customers as a result of more aggressive sales efforts and customers added by acquisition. The Company intensified its sales efforts in 1998 versus 1997 by increasing the size of the sales force and by segmenting the sales team by product group.

         COMMUNICATION SERVICES

         Communication Services is comprised predominantly of dial-up and dedicated access service. Communication Services revenue increased 57% from $5,076,000 in 1997 to $7,974,000 in 1998. The increase is due to increasing demand for a wide range of bandwidth connectivity options to connect our customers to the Internet and the headcount growth of the Company's sales department in 1998, which resulted in an addition of over 6,100 customers in 1998. The growth in revenue was partially offset by the full-year impact of the adoption of a flat-rate-structure for dial-up versus a usage based pricing structure. In addition, we added over 11,000 dial-up and 693 dedicated access customers due to acquisitions in the Company's fourth quarter.

         WEB SOLUTIONS

         Web Solutions revenue grew 101% from $1,051,000 in 1997 to $2,113,000 in 1998. Web site hosting accounted for $451,000 of revenue in 1997 and $601,000 in 1998, for an increase of 33%, due to an increase in the number of hosted Web sites as a result of the addition of sales personnel. Web site production increased from $543,000 in 1997 to $1,287,000 in 1998, for an increase of 137%. The increase in Web site production revenue is primarily due to the acquisition of Applications Methods, which accounted for $706,000, or 53% of the Web production revenue in 1998.

         OPERATING EXPENSES

         Operating expenses increased 71% from $2,060,000 in 1997 to $3,522,000 in 1998. Operating expenses on Internet access increased primarily as a result of changing from usage based pricing to a flat-fee pricing structure for dial-up access. In 1998, the operating expenses associated with Web Solutions included outsourcing of additional Web production programmers to complete specific projects whereas no such outsourcing costs were incurred in 1997.

         SELLING EXPENSES

         Selling expenses increased 72% from $1,195,000 in 1997 to $2,054,000 in 1998. The increase in selling expenses is primarily due to an increase in sales personnel related to 1998 acquisitions.

          GENERAL AND ADMINISTRATIVE EXPENSES

         Total general and administrative expenses ("G & A") increased 23% from $5,785,000 in 1997 to $7,130,000 in 1998. This increase was partially the result of higher payroll costs and benefits. Payroll and benefits cost increased 50% from $3,993,000 in 1997 to $5,990,000 in 1998, as a result of increasing the Company's headcount from 72 in December 1997 to 198 in December 1998. Outside services, which include "temporary to hire" staff and professional services increased 67% from $682,000 in 1997 to $1,139,000 in 1998. The Company hires many of the technical support call center staff and the Web production staff on a "temp to hire" program, wherein the new employee remains on the temporary employment agency's payroll for approximately ninety days.

         COSTS RELATED TO UNSUCCESSFUL MERGER ATTEMPT

         In June 1998, the Company announced it had entered into a merger agreement to acquire Internet Communications Corporation ("ICC"). The closing of the acquisition was subject to various closing conditions, and the merger agreement contained certain rights of termination. As a result of the termination and the related financing transactions which were not completed, the Company incurred costs, expenses, and related fees of approximately $6.1 million, a portion of which are in dispute. Of this amount, approximately $4.2 million relates to a non-cash item related to warrants issued by the Company. This matter was settled in 1999.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased 102% from $887,000 in 1997 to $1,789,000 in 1998. The increase was due to higher goodwill amortization associated with the Company's acquisition of six companies during 1998.

         INTEREST EXPENSE

         Interest expense decreased from $402,000 in 1997 to $320,000 in 1998. The decrease is due to lower long-term debt and capital lease obligations in 1998 compared to 1997.

EFFECTS OF INFLATION

         Historically, inflation has not had a material effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

         In 1999, the Company used $13.6 million in operations, as compared to $2.6 million in 1998. The increase in cash used in operations resulted primarily from a net loss before depreciation and amortization of $16.1 million. In addition, the accounts payable balance was reduced by $1.9 million after taking into consideration the acquired accounts payable balances. The Company expects to continue to have operating cash flow deficiencies for the near future as it develops and expands its business.

         In 1999, the Company used $2.6 million in investing activities as compared to $0.7 million in 1998. This was primarily due to increased capital expenditures in 1999.

         In 1999, the Company generated $21.7 million from financing activities, as compared to $8.0 million in 1998. This was primarily the result of increased proceeds from the sale of the Company's common stock and common stock options and warrants.

         Since its inception, the Company has funded its operations and working capital needs primarily through the public and private placement of the Company's equity securities. In addition, a significant portion of the Company's capital expenditures have been financed through capital lease obligations payable to finance companies. The Company has also borrowed amounts from its CEO in order to fund working capital requirements.

         The Company issued warrants to its CEO to purchase 4,000,000 shares of the Company's common stock at an exercise price of $1.90 per share. The CEO exercised a portion of these warrants in March 1998 to purchase 50,000 shares of the Company's common stock. In August 1999, the Company's CEO exercised the remaining warrants to purchase 3,950,000 of the Company's common stock, yielding net proceeds of approximately $7.5 million.

         The Company also issued 761,610 shares of common stock through a private placement which was completed in December 1999. The Company received approximately $10 million in gross proceeds from the issuance of the common stock which was sold to two institutional investors. In addition, the Company issued Class A Warrants to purchase 182,786 shares of common stock and Class B Warrants to purchase a variable number of shares of common stock. The Class A Warrants expire on December 7, 2004 and have an exercise price of $9.8476 per share. The Class B Warrants become exercisable on June 4, 2000, expire on November 26, 2002, and have an exercise price of $.01 per share.

         The Company has cash and cash equivalents of $11.2 million at December 31, 1999. Management estimates that, based upon its current expectations for growth, the Company will require additional funding of up to $5 million through the end of 2000 for the execution of its current business plan, including the financing of its anticipated capital expenditures and operating losses. In addition to increased cash flow from operations, the Company intends to obtain this funding from one or more of the following sources:

         (1) a commitment from one of the institutional investors who purchased common stock in December 1999 to purchase an additional $7.5 million of common stock.

         (2)      a private placement of common or preferred stock.

         (3) establishing a credit facility to finance working capital and capital expenditures for $20 million.

         (4) calling the approximately 3.1 million warrants to be issued upon completion of the planned purchase of Internet Communications Corp., which could yield approximately $35 million in proceeds. In order to call the warrants, the share price of RMI.NET common stock must exceed $13.00 for a consecutive five trading-day period. Currently the conditions for the call are not met.

Management believes its current operating funds, along with those additional financing sources, will be sufficient to fund its cash requirements for at least the next twelve months.

         The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services, and technologies, and the repurchase and retirement of debt, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. Should the Company be unsuccessful in its efforts to raise capital, it may be required to modify or curtail its plans for growth.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company does not have any derivative financial instruments as of December 31, 1999. The Company's interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on the Company's cash equivalents. The Company's long-term debt has fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. To mitigate the impact of fluctuations in interest rates, the Company generally enters into fixed rate investing and borrowing arrangements. As a result, the Company believes that the market risk arising from holdings of its financial instruments is not material and the fair market value of these instruments approximates their recorded book values.

ITEM 8. FINANCIAL STATEMENTS

         The information required by this item appears in a subsequent section of this Annual Report on Form 10-K. Please see pages F-1 through F-24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information required by Part III, Item 10, is included in our Proxy Statement relating to the 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by Part III, Item 11, is included in our Proxy Statement relating to the 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by Part III, Item 12, is included in our Proxy Statement relating to the 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by Part III, Item 13, is included in our Proxy Statement relating to the 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report:

    (1)  Financial Statements
         Report of Independent Auditors - Ernst & Young LLP
         Report of Independent Accountants - Baird, Kurtz & Dobson
         Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for the Years Ended December 31,
           1999, 1998 and 1997
         Consolidated Statements of Stockholders' Equity for the Years Ended
           December 31, 1999, 1998 and 1997
         Consolidated Statements of Cash Flows for the Years Ended December 31,
           1999, 1998 and 1997
         Summary of Accounting Policies Notes to Consolidated Financial
           Statements

    (2)  Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted, either because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(b) Reports on Form 8-K. Reports on 8-K. State whether any reports on Form 8-K were filed during the last quarter of the period covered by this report, listing the items reported, any financial statements filed and the dates of any such reports.

    (1) ITEM 5 - OTHER EVENTS, dated December 23, 1999, and filed with the Securities Exchange Commission on January 7, 2000. We acquired substantially all of the assets of AIS Network Corporation, a business-to-business full-service solutions company, including dedicated and dial-up Internet access, Web design and Web hosting, e-Commerce, and network integration. AIS is headquartered in Schaumburg, Illinois. We issued approximately 425,970 shares of common stock valued at approximately $3,650,000. We also filed exhibits relating to the acquisition, financial statements of AIS Network Corporation and pro forma financial statements of RMI.NET pursuant to
         Item 7 of Form 8-K.

    (2) ITEM 5 - OTHER EVENTS, dated November 24, 1999, and filed with the Securities Exchange Commission December 9, 1999. On December 9, 1998, we acquired substantially all of the assets of Western Regional Networks, Inc., an Internet communications and commerce company providing dedicated and dial-up Internet access and Web hosting services. Western Regional is headquartered in La Junta, Colorado. We issued approximately 324,320 shares of common stock valued at approximately $2,714,000. We filed exhibits relating to the acquisition pursuant to Item 7 of Form 8-K and Items 601(b)(10) and (20) of Regulation S-K. Financial statements of Western Regional Networks, Inc. and pro forma financial statements of RMI.NET were filed with Amendment No. 1 to the Form 8-K on February 2, 2000.

    (3) ITEM 5 - OTHER EVENTS, dated November 19, 1999 and filed with the Securities Exchange Commission on December 6, 1999. We acquired substantially all of the assets of Networld.com, Inc., a wholly owned subsidiary of FutureOne, Inc. Networld, which is headquartered in Phoenix, Arizona, is an Internet communications and commerce company providing dedicated and dial-up Internet access and Web hosting services. We issued approximately 364,120 shares of common stock valued at approximately $2,753,000. We filed exhibits pursuant to Item 7 of Form 8-K and Items 601(b)(10) and (20) of Regulation S-K. Financial statements of DataXchange Network, Inc. and pro forma financial statements of RMI.NET were filed with Amendment No. 1 to the Form 8-K on February 3, 2000.

    (4) ITEM 5 - OTHER EVENTS, dated August 30, 1999, and filed with the Securities Exchange Commission on November 15, 1999. We filed Amendment No. 1 to its Current Report on Form 8-K relating to its acquisition of substantially all of the assets of Wolfe Internet Access, L.L.C., an Internet service provider headquartered in Seattle, Washington and doing business as "WolfeNet." The amended Form 8-K included financial statements of Wolfe Internet Access, L.L.C. and pro forma financial statements of RMI.NET in Amendment No. 1 to Form 8-K.

(c) Exhibits:

 EXHIBIT
  NUMBER                          DESCRIPTION OF DOCUMENT
   2.01      Agreement and Plan of Reorganization and Liquidation by and Among
             Rocky Mountain Internet, Inc., DataXchange Network, Inc., and
             Certain of the Shareholders of DataXchange Network, Inc., dated as of December 8, 1998 (10)
   3.01      Amended and Restated Certificate of Incorporation (15)
   3.02      Bylaws (1)
   3.03      Certificate of Designations of Series B Convertible Preferred Stock (13)
   4.01      Form of Stock Certificate (1)
   4.02      Warrant Agreement between Rocky Mountain Internet, Inc. and
             Douglas H. Hanson dated October 1, 1997 (5)
   4.03      1996 Employees' Stock Option Plan (1)
   4.04      1996 Non-Employee Directors' Stock Option Plan (1)
   4.05      1997 Non-Qualified Stock Option Plan (4)
   4.06      1997 Stock Option Plan (6)
   4.06.1    First Amendment to Non-Qualified Stock Option Agreement pursuant to the 1997 Stock Option Plan (13)
   4.06.2    First Amendment to Incentive Stock Option Agreement pursuant to the
             1997 Stock Option Plan) (13)
   4.07      1998 Employees' Stock Option Plan (10)
   4.08      1998 Non-Employee Directors' Stock Option Plan (8)
   4.09      Subscription Agreement, dated as of December 10, 1998, by and between Rocky Mountain Internet, Inc. and Koch Industries, Inc. (12)

 EXHIBIT
  NUMBER                          DESCRIPTION OF DOCUMENT
   4.10      Subscription Agreement, dated as of December 10, 1998, by and between Rocky Mountain Internet, Inc. and Advantage Fund II Ltd. (12)
   4.11      Form of Common Stock Purchase Warrant issued to Koch Industries,
             Inc., Advantage Fund II Ltd., Wharton Capital Partners Ltd., Leslie
             Bines, and Neidiger Tucker Bruner Inc. (12)
   4.12      Form of Registration Rights Agreement between Rocky Mountain
             Internet, Inc. and (i) Koch Industries, Inc.; and (ii) Advantage
             Fund II Ltd. (12)
   4.13      Form of Registration Rights Agreement between Rocky Mountain
             Internet and (i) Wharton Capital Partners Ltd.; (ii) Leslie Bines;
             and (iii) Neidiger Tucker Bruner Inc. (12)
   4.14      Form of Subscription Agreement dated as of December 7, 1999 (27)
   4.15      Form of Class A Warrant (Annex I to Subscription Agreement) (27)
   4.16      Form of Class B Warrant (Annex II to Subscription Agreement) (27)
   4.17      Form of Registration Rights Agreement (Annex IV to Subscription
             Agreement) (27)
   10.01     Agreement of Lease between Denver-Stellar Associates Limited
             Partnership, Landlord and Rocky Mountain Internet, Inc., Tenant (2)
   10.02     Sublease Agreement-February 26, 1997-1800 Glenarm, Denver, CO (3)
   10.03     Carrier Services Switchless Agreement Between Frontier Communications
             of the West, Inc. and Rocky Mountain Broadband, Inc.** (12)
   10.04     Wholesale Usage Agreement Between PSINet Inc. and Rocky Mountain
             Internet, Inc.** (12)
   10.05     PacNet Reseller Agreement between PacNet Inc. and Rocky Mountain
             Internet, Inc.** (12)
   10.06     Operating Agreement of The Mountain Area EXchange LLC (12)
   10.07     Software License and Consulting Services Agreement Between Rocky Mountain
             Internet, Inc. and Novazen Inc.** (12)
   10.08     Merger Agreement among Rocky Mountain Internet, Inc., RMI-INI,
             Internet Now, Hutchinson Persons, Leslie Kelly, Taufik Islam, Susan
             Coupal, and Gary Kim, dated November 20, 1998 (9)
   10.09     Asset Purchase Agreement between Rocky Mountain Internet, Inc. and
             Unicom Communications Corporation dated as of November 24, 1998 (9)
   10.10     Asset Purchase Agreement among Rocky Mountain Internet, Inc.,
             Stonehenge Business Systems Corporation, Todd Keener, and Danette
             Keener, dated as of November 30, 1998 (9)
   10.11     Commitment letter dated December 10, 1998 from Advantage Fund Ltd.
             to Rocky Mountain Internet, Inc. (12)
   10.12     Agreement and Plan of Merger by and between Rocky Mountain
             Internet, Inc. and August 5th Corporation, d/b/a Dave's World dated
             February 2, 1999 (14)
   10.13     Asset Purchase Agreement by and among Rocky Mountain Internet,
             Inc., ImageWare Technologies, L.L.C., and Communication Network
             Services, L.L.C. dated February 5, 1999 (14)
   10.14     Agreement and Plan of Merger by and among Rocky Mountain Internet,
             Inc. d/b/a/ RMI.NET, Inc. and IdealDial Corporation. (16)
   10.15     Agreement and Plan of Merger by and among Rocky Mountain Internet,
             Inc. d/b/a/ RMI.NET, Inc. and Internet Connect, Inc. (16)
   10.16     Agreement and Plan of Merger and Reorganization by and among Rocky
             Mountain Internet, Inc. d/b/a/ RMI.NET, Inc. and Colorado Mountain
             Net, Inc. dated June 16, 1999 (17)
   10.17     Stock Exchange Agreement between Rocky Mountain Internet, Inc.
             d/b/a RMI.NET, Inc. and Roger L. Penner (CommerceGate) dated June 24,
             1999 (18)
   10.18     Asset Purchase Agreement by and between Rocky Mountain Internet,
             Inc. d/b/a RMI.NET, Inc. and CyberDesic Communications Corporation,
             Inc. dated June 28, 1999 (19)
   10.19     Asset Purchase Agreement by and among RMI.NET, Inc. f/k/a Rocky
             Mountain Internet, Inc. and Triad Resources, LLC dated July 30, 1999 (20)
   10.20     Asset Purchase Agreement by and among RMI.NET, Inc. and ACES Research,
             Inc. dated July 30, 1999 (21)
   10.21     Asset Purchase Agreement by and among RMI.NET, Inc. and Novo Media
             Group, Inc. dated August 30, 1999 (22)
   10.22     Asset Purchase Agreement by and among RMI.NET, Inc. and Wolfe
             Internet Access, LLC dated August 31, 1999 (23)

 EXHIBIT
  NUMBER                          DESCRIPTION OF DOCUMENT
   10.23     Asset Purchase Agreement by and among RMI.NET, Inc. and Networld.com,
             Inc. and FutureOne, Inc. dated November 19, 1999 (24)
   10.24     Asset Purchase Agreement by and among RMI.NET, Inc. and Western
             Regional Networks, Inc. dated November 24, 1999 (25)
   10.25     Asset Purchase Agreement by and among RMI.NET, Inc. and AIS Network
             Corporation dated December 23, 1999 (26)
   16.01     Letter re change in certifying accountant (11)
   21.01     Subsidiaries of the Registrant *
   23.01     Consent of Ernst & Young LLP *
   23.02     Consent of Baird, Kurtz & Dobson *
   27.01     Financial Data Schedule *

   *         Filed herein.
   ** Portions of these documents have been omitted pursuant to a request for confidential treatment.
   (1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (Reg. No. 333-05040C) and amendments thereto, as previously filed with the Securities and Exchange Commission.
   (2) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.
   (3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
   (4) Incorporated by reference to the Registrant's Registration Statement on Form S-8, as previously filed with the Securities and Exchange Commission on September 26, 1997.
   (5) Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 6, 1997.
   (6) Incorporated by reference to the Registrant's Definitive Proxy Statement (Appendix A) filed on Schedule 14A on February 13, 1998.
   (7) Incorporated by reference to the Registrant's Definitive Proxy Statement (Appendix B) filed on Schedule 14A on February 13, 1998.
   (8) Incorporated by reference to the Registrant's Definitive Proxy Statement (Appendix C) filed on Schedule 14A on February 13, 1998.
   (9) Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 20, 1998.
   (10) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 8, 1998.
   (11) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 9, 1998.
   (12) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 10, 1998.
   (13) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 333-52731) and amendments thereto, as previously filed with the Securities and Exchange Commission.
   (14) Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 2, 1999.
   (15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
   (16) Incorporated by reference to the Registrant's Current Report on Form 8-K/A dated June 11, 1999.
   (17) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 16, 1999.
   (18) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 23, 1999.
   (19) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 28, 1999.
   (20) Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 30, 1999.
   (21) Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 30, 1999.
   (22) Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 30, 1999.
   (23) Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 31, 1999.
   (24) Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 19, 1999.
   (25) Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 24, 1999.
   (26) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 23, 1999.
   (27) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Reg. No. 333-95185), as previously filed with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Denver, state of Colorado, on March 30, 2000.

                                          RMI.NET, INC.
                                          a Delaware corporation

                                          By: /s/ Douglas H. Hanson
                                             ----------------------------------
                                          Name:    Douglas H. Hanson
                                          Title:   Chief Executive Officer,
                                                   President, and Chairman of
                                                   the Board of Directors
                                                   (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons in the capacities and on the dates indicated:

NAME                                            TITLE                                         DATE
----                                            -----                                         ----
/s/ Douglas H. Hanson                           Chief Executive Officer, President,           March 30, 2000
-----------------------------------------       and Chairman of the Board of
           Douglas H. Hanson                    Directors (Principal Executive
                                                Officer)



/s/ Michael D. Dingman, Jr.                     Treasurer (Principal Financial                March 30, 2000
-----------------------------------------       Officer and Principal Accounting
        Michael D. Dingman, Jr.                 Officer)



/s/ Lewis J. Silverberg                         Director                                      March 30, 2000
-----------------------------------------
          Lewis J. Silverberg

/s/ D.D. Hock                                   Director                                      March 30, 2000
-----------------------------------------
               D.D. Hock

/s/ Robert S. Grabowski                         Director                                      March 30, 2000
-----------------------------------------
          Robert S. Grabowski

/s/ Mary Beth Vitale                            Director                                      March 30, 2000
-----------------------------------------
            Mary Beth Vitale


                                  RMI.NET, INC.

                              Auditors' Reports and

                        Consolidated Financial Statements


                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS

    Report of Independent Auditors - Ernst & Young LLP........................................................F-2

    Report of Independent Accountants - Baird Kurtz & Dobson..................................................F-3

    Consolidated Balance Sheets as of December 31, 1999 and 1998..............................................F-4

    Consolidated Statements of Operations for the Years Ended
    December 31, 1999, 1998 and 1997..........................................................................F-5

    Consolidated Statements of Stockholders' Equity for the Years Ended
    December 31, 1999, 1998 and 1997..........................................................................F-6

    Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1999, 1998 and 1997..........................................................................F-7

    Notes to Consolidated Financial Statements................................................................F-8

Schedule -

    II  Valuation and Qualifying Accounts.....................................................................F-24

                         Report of Independent Auditors

The Board of Directors and Stockholders
RMI.NET, Inc.

    We have audited the accompanying consolidated balance sheets of RMI.NET, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RMI.NET, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        /s/ ERNST & YOUNG LLP

Denver, Colorado
March 30, 2000

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Rocky Mountain Internet, Inc.
Denver, Colorado

         We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of RMI.NET for the year ended December 31, 1997. Our audit also included the financial statement schedule listed in the Index at page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of RMI.NET's operations and its cash flows for the year ended December 31, 1997 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth within.


                                     /s/ BAIRD, KURTZ & DOBSON

Denver, Colorado
February 27, 1998

                                  RMI.NET, INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998


                                                                                       1999                 1998
                                                                                   ------------         ------------
                                                      ASSETS

CURRENT ASSETS:
   Cash and cash equivalents................................................       $ 11,238,188         $  5,729,346
   Trade receivables, net of allowance for doubtful accounts;
     1999-$2,018,800; 1998-$265,000.........................................          3,931,983            1,598,479
   Other....................................................................            885,191              281,069
                                                                                   ------------         ------------
       Total current assets.................................................       $ 16,055,362         $  7,608,894
                                                                                   ------------         ------------

PROPERTY AND EQUIPMENT, NET (NOTE 2)                                                 10,746,914            3,540,400
GOODWILL, NET OF ACCUMULATED AMORTIZATION; 1999-$7,174,445;
   1998-$839,210............................................................         43,648,461           13,101,814
OTHER.......................................................................            268,293              430,693
                                                                                   ------------         ------------
       Total assets.........................................................       $ 70,719,030         $ 24,681,801
                                                                                   ============         ============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable.........................................................       $  3,312,576         $  2,039,687
   Current maturities of long-term debt and capital lease obligations
     (Note 3)...............................................................          1,952,597              915,211
   Deferred revenue.........................................................          2,497,632              513,167
   Accrued payroll and related benefits.....................................          1,030,019              302,660
   Accrued terminated merger fees...........................................            793,943              793,943
   Accrued circuit costs....................................................          2,926,277              240,414
   Accrued expenses.........................................................          1,538,268              817,299
                                                                                   ------------         ------------
       Total current liabilities............................................         14,051,312            5,622,381
                                                                                   ------------         ------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (NOTE 3)                                 2,222,373              493,963
                                                                                   ------------         ------------
       Total liabilities....................................................         16,273,685            6,116,344
                                                                                   ------------         ------------

REDEEMABLE, CONVERTIBLE PREFERRED STOCK (NOTE 7)
   Series B, $.001 par value; 9,600 shares authorized, 0 shares in 1999 and
     8,000 shares in 1998, issued and outstanding, respectively
     (liquidation preference of $8,000,000 in 1998), net....................                  -            6,747,843

COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS' EQUITY
   Series A Preferred Stock, $.001 par value; 750,000 shares authorized, 0
     shares issued or outstanding...........................................                  -                    -
   Common stock, $.001 par value; 100,000,000 shares authorized, 21,125,172 shares in 1999 and 9,446,271 shares in 1998 issued, respectively,
     21,069,355 shares in 1999 and 9,384,677 shares in 1998 outstanding,
     respectively...........................................................             21,069                9,384
   Additional paid-in capital...............................................         97,101,828           29,257,415
   Accumulated deficit......................................................        (42,583,802)         (17,449,185)
   Unearned Compensation....................................................            (93,750)                   -
                                                                                   ------------         ------------
                                                                                     54,445,345           11,817,614
                                                                                   ------------         ------------
                                                                                   $ 70,719,030         $ 24,681,801
                                                                                   ============         ============

                 See Notes to Consolidated Financial Statements

                                  RMI.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                 1999             1998              1997
                                                             -------------    --------------    -------------
Revenue
   Communication services...............................     $  25,863,616     $  7,974,449     $ 5,075,997
   Web solutions........................................         4,258,388        2,112,561       1,051,114
                                                             -------------     ------------     -----------
                                                                30,122,004       10,087,010       6,127,111
                                                             -------------     ------------     -----------

Cost and expenses:
   Operating expenses...................................        17,816,131        3,521,522       2,060,315
   Selling expenses.....................................         6,004,920        2,053,542       1,194,822
   General and administrative expenses..................        21,994,849        7,130,490       5,785,395
   Costs related to unsuccessful merger attempt.........                 -        6,071,106               -
   Depreciation and amortization........................         8,851,972        1,788,512         887,285
                                                             -------------     ------------     -----------
       Total costs and expenses.........................        54,667,872       20,565,172       9,927,817
                                                             -------------     ------------     -----------
       Operating loss...................................       (24,545,868)     (10,478,162)     (3,800,706)
                                                             -------------     ------------     -----------

Other income (expense)
   Interest expense.....................................          (541,936)        (319,665)       (402,086)
   Interest income......................................           174,217           51,432          54,461
   Other income (expense), net..........................           (14,065)          77,593          (4,522)
                                                             -------------     ------------     -----------
                                                                  (381,784)        (190,640)       (352,147)
                                                             -------------     ------------     -----------
Net loss................................................       (24,927,652)     (10,668,802)     (4,152,853)
Preferred stock dividends...............................           206,965           33,333          26,875
                                                             -------------     ------------     -----------

Net loss applicable to common stockholders..............     $ (25,134,617)    $(10,702,135)    $(4,179,728)
                                                             =============     ============     ===========

Basic and diluted loss per common share.................     $       (1.83)    $      (1.39)    $     (0.79)
                                                             =============     ============     ===========

Weighted average common shares outstanding..............        13,736,000        7,690,000       5,268,000
                                                             =============     ============     ===========


                 See Notes to Consolidated Financial Statements

                                  RMI.NET, INC.
       CONSOLIDATED STATEMENTS OF REDEEMABLE, CONVERTIBLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                       REDEEMABLE,                 STOCKHOLDERS' EQUITY
                                                 CONVERTIBLE PREFERRED  ------------------------------------------
                                                         STOCK            PREFERRED STOCK         COMMON STOCK
                                                  --------------------  --------------------  --------------------
                                                   SHARES     AMOUNT     SHARES      AMOUNT     SHARES     AMOUNT
                                                  -------    ---------  --------    --------  ----------  --------
BALANCE, JANUARY 1, 1997.........................       -    $       -   250,000    $    250   4,540,723  $  4,541
   Conversion of Series A preferred to common
     stock.......................................       -            -  (210,000)       (210)    210,136       210
   Issuance of common stock in private placement.       -            -         -           -     621,000       621
   Stock option compensation.....................       -            -         -           -           -         -
   Issuance of common stock in stock purchase
     agreement...................................       -            -         -           -   1,225,000     1,225
   Dividends on Series A preferred stock.........       -            -         -           -           -         -
   Issuance of common stock for acquisitions.....       -            -         -           -     116,930       117
   Purchase of treasury stock....................       -            -         -           -     (59,043)      (60)
   Stock options exercised.......................       -            -         -           -      23,100        23
     Net loss....................................       -            -         -           -           -         -
                                                  -------     --------  --------    --------  ----------  --------

BALANCE, DECEMBER 31, 1997.......................       -            -    40,000          40   6,677,846     6,677
   Conversion of Series B Preferred to common
     stock.......................................       -            -   (40,000)        (40)     40,150        40
   Issuance of common stock for Acquisitions
     (Note 10)...................................       -            -         -           -   1,222,418     1,222
   Issuance of Series B preferred stock and
     related warrants in private placement.......   8,000    6,747,843         -           -           -         -
   Dividends on Series B preferred stock.........       -            -         -           -           -         -
   Stock option compensation.....................       -            -         -           -           -         -
   Stock issued for purchased software...........       -            -         -           -      25,000        25
   Warrants issued in connection with
     unsuccessful merger.........................       -            -         -           -           -         -
   Purchase of treasury stock....................       -            -         -           -     (13,629)      (13)
   Stock options and warrants exercised..........       -            -         -           -   1,421,814     1,422
   Common stock contribution to pension plan.....       -            -         -           -      11,078        11
     Net loss....................................       -            -         -           -           -         -
                                                  -------    ---------  --------    --------  ----------  --------

BALANCE, DECEMBER 31, 1998.......................   8,000    6,747,843         -           -   9,384,677     9,384
   Conversion of Series B preferred stock to
     common stock................................  (8,000)  (6,747,843)        -           -     963,865       964
   Dividends on Series B preferred stock.........       -            -         -           -           -         -
   Issuance of common stock and common stock
     warrants for acquisitions (Note 10).........       -            -         -           -   3,700,357     3,700
   Stock options and warrants exercised, (net)...       -            -         -           -   6,249,863     6,250
   Common stock contribution to pension plan.....       -            -         -           -       8,983         9
   Issuance of common stock in private placement.       -            -         -           -     761,610       762
   Stock option compensation.....................       -            -         -           -           -         -
     Net loss....................................       -            -         -           -           -         -
                                                  -------  -----------  --------    --------  ----------  --------
BALANCE, DECEMBER 31, 1999.......................       -  $         -         -    $      -  21,069,355  $ 21,069
                                                  =======  ===========  ========    ========  ==========  ========



                                                                    STOCKHOLDERS' EQUITY
                                                   ------------------------------------------------------
                                                   ADDITIONAL
                                                     PAID-IN    ACCUMULATED       UNEARNED
                                                     CAPITAL      DEFICIT       COMPENSATION    TOTAL
                                                   -----------  -----------     ------------ ------------
BALANCE, JANUARY 1, 1997.........................  $ 4,879,968  $ (2,567,322)    $       -   $  2,317,437
   Conversion of Series A preferred to common
     stock.......................................            -             -             -              -
   Issuance of common stock in private placement.    1,117,299             -             -      1,117,920
   Stock option compensation.....................      551,194             -      (383,077)       168,117
   Issuance of common stock in stock purchase
     agreement...................................    2,397,352             -             -      2,398,577
   Dividends on Series A preferred stock.........            -       (26,875)            -        (26,875)
   Issuance of common stock for acquisitions.....      306,830             -             -        306,947
   Purchase of treasury stock....................      (77,940)            -             -        (78,000)
   Stock options exercised.......................       32,077             -             -         32,100
     Net loss....................................            -    (4,152,853)            -     (4,152,853)
                                                   -----------  ------------     ---------   ------------

BALANCE, DECEMBER 31, 1997.......................    9,206,780    (6,747,050)     (383,077)     2,083,370
   Conversion of Series B Preferred to common
     stock.......................................            -             -             -              -
   Issuance of common stock for Acquisitions
     (Note 10)...................................   12,713,904             -             -     12,715,126
   Issuance of Series B preferred stock and
     related warrants in private placement.......      662,019             -             -        662,019
   Dividends on Series B preferred stock.........            -       (33,333)            -        (33,333)
   Stock option compensation.....................            -             -       383,077        383,077
   Stock issued for purchased software...........      302,725             -             -        302,750
   Warrants issued in connection with
     unsuccessful merger.........................    4,161,618             -             -      4,161,618
   Purchase of treasury stock....................      (17,987)            -             -        (18,000)
   Stock options and warrants exercised..........    2,160,949             -             -      2,162,371
   Common stock contribution to pension plan.....       67,407             -             -         67,418
     Net loss....................................            -   (10,668,802)            -    (10,668,802)
                                                   -----------  ------------     ---------   ------------

BALANCE, DECEMBER 31, 1998.......................   29,257,415   (17,449,185)            -     11,817,614
   Conversion of Series B preferred stock to
     common stock................................    6,986,617             -             -      6,987,581
   Dividends on Series B preferred stock.........            -      (206,965)            -       (206,965)
   Issuance of common stock and common stock
     warrants for acquisitions (Note 10).........   37,319,260             -             -     37,322,960
   Stock options and warrants exercised, (net)...   13,661,344             -             -     13,667,594
   Common stock contribution to pension plan.....       83,054             -             -         83,063
   Issuance of common stock in private placement.    9,669,138             -             -      9,669,900
   Stock option compensation.....................      125,000             -       (93,750)        31,250
     Net loss....................................            -   (24,927,652)            -    (24,927,652)
                                                   -----------  ------------     ---------   ------------
BALANCE, DECEMBER 31, 1999.......................  $97,101,828  $(42,583,802)    $ (93,750)  $ 54,445,345
                                                   ===========  ============     =========   ============

                 See Notes to Consolidated Financial Statements

                                  RMI.NET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                    1999                 1998                  1997
                                                                ------------         ------------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss...................................................  $(24,927,652)        $(10,668,802)         $(4,152,853)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation.............................................     2,105,563            1,062,892              196,491
     Amortization.............................................     6,746,409              725,620              690,794
     Loss on disposal of fixed assets.........................        33,783                    -               13,128
     Issuance of warrants for services related to unsuccessful
       merger.................................................             -            4,161,618                    -
     Stock option compensation................................        31,250              383,077              168,117
     Stock contribution to pension plan.......................        83,063               67,418                    -
   Changes in operating assets and liabilities net of effects from acquired interests (Note 10):
     Trade receivables........................................       (63,653)            (433,597)            (140,067)
     Other current assets.....................................       107,821               59,720               77,221
     Accounts payable.........................................    (1,918,080)           1,027,052              156,206
     Deferred revenue.........................................       686,804             (181,542)             127,736
     Accrued payroll and related taxes........................       637,795              120,091             (345,591)
     Accrued expenses.........................................     2,914,325            1,172,512              (85,896)
                                                                ------------         ------------          -----------
     Net cash used in operating activities....................   (13,562,572)          (2,623,381)          (3,294,714)
                                                                ------------         ------------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment........................    (2,362,596)            (638,813)            (287,931)
   Proceeds from investments..................................             -                    -            1,356,629
   Cash paid for acquisitions, net of cash acquired (Note 10).      (240,242)             (40,878)            (150,000)
                                                                ------------          -----------          -----------
     Net cash provided by (used in) investing activities......    (2,602,838)            (679,691)             918,698
                                                                ------------          -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common (net).........................     9,669,900                    -            3,503,297
   Proceeds from sale of preferred stock and related warrants,
    net.......................................................             -            7,409,862                    -
   Proceeds from stock options and warrants exercised.........    13,667,594            2,162,371               32,100
   Proceeds from notes payable................................             -                    -              500,000
   Proceeds from long-term debt...............................             -                    -              200,000
   Payment of preferred stock dividend........................             -                    -              (26,875)
   Purchase of treasury stock.................................             -              (18,000)             (78,000)
   Payments on notes payable..................................             -                    -             (504,250)
   Payments for deferred stock issuance costs.................             -             (322,423)                   -
   Payments on long-term debt and capital lease obligations...    (1,663,242)          (1,252,581)            (546,045)
                                                                ------------          -----------          -----------
     Net cash provided by financing activities................    21,674,252            7,979,229            3,080,227
                                                                ------------          -----------          -----------
INCREASE IN CASH AND CASH EQUIVALENTS.........................     5,508,842            4,676,157              704,211
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..................     5,729,346            1,053,189              348,978
                                                                ------------          -----------          -----------
CASH AND CASH EQUIVALENTS, END OF YEAR........................  $ 11,238,188          $ 5,729,346          $ 1,053,189
                                                                ============          ===========          ===========

ADDITIONAL CASH PAYMENTS INFORMATION
   Interest paid..............................................  $    456,877          $   296,293          $   159,007
NONCASH INVESTING AND FINANCING ACTIVITIES
   Capital lease obligations incurred for equipment...........       821,025              310,287              273,859
   Common stock issued to purchase software...................             -              302,750                    -
   Accrual of preferred stock dividend........................       206,965               33,333                    -
   Common stock and warrants issued in connection with
     acquisitions.............................................     37,322,960          12,715,126              306,947
   Conversion of Series B Preferred Stock.....................      6,747,843                   -                    -

                 See Notes to Consolidated Financial Statements

                                  RMI.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

         RMI.NET ("the Company") is a premier nationwide e-Commerce and communications services provider for small and medium-sized business enterprises, as well as DSL customers and dial-up residential customers. The Company operates more than 50 Internet points of presence ("POPs") and through agreements with third-party providers provides Internet access to 100% of the strategic marketing areas in the United States. The Company monitors and controls its network through its Network Operations Center in Denver, Colorado. The Company also offers services through its offices located in Arizona, California, Illinois, Kansas, Oklahoma, Utah, Virginia, and Washington. The Company intends to provide comprehensive nationwide communications services to its customers, including:

         o  nationwide DSL services;
         o  dedicated Internet access;
         o  dial-up Internet access;
         o  point-to-point private line;
         o  frame-relay; and
         o  local and long distance telephone service.

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

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

         The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

         The Company places its cash and temporary cash investments with quality financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and markets which comprise the Company's customer base. The Company generally does not require collateral and receivables are generally due within 30 days. The provision for doubtful accounts was $2.4 million, $0.2 million and $0.2 million for 1999, 1998, and 1997 respectively.

                                  RMI.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximated fair value because of the immediate or short-term maturity of these instruments. The difference between the carrying amount and fair value of the Company's long-term debt is not significant.

REVENUE RECOGNITION

         The Company charges customers monthly access fees to the Internet and recognizes the revenue in the month the access is provided. For certain customers billed in advance, the Company recognizes the revenue over the period the billing covers. Revenue for other services provided, including set-up fees charged to customers when their accounts are activated, or equipment sales, are recognized as the service is performed or the equipment is delivered to the customer.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful lives of the assets, ranging from five to seven years. Certain equipment obtained through capital lease obligations are amortized over the life of the lease. Improvements to leased property are amortized over the lesser of the life of the lease or life of the improvements.

LONG-LIVED ASSETS

         The Company evaluates the carrying value of its long-lived assets, including goodwill and covenants not to compete, under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. In addition, the recoverability of goodwill is further evaluated under the provisions of APB Opinion No. 17, Intangible Assets, based upon undiscounted cash flows. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

ADVERTISING

         The Company expenses advertising costs as incurred. During the years ended December 31, 1999, 1998, and 1997, the Company incurred $1,562,000, $268,000, and $275,000, respectively, in advertising costs.

OTHER ASSETS

         Other assets consists primarily of goodwill. The excess of the purchase price over the fair value of net assets acquired in business acquisitions is recorded as goodwill and is being amortized on a straight-line basis not to exceed five years.

INCOME TAXES

         The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.

STOCK-BASED COMPENSATION

         The Company accounts for its stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB 25). The Company has provided pro forma disclosures of net loss and loss per share as if the fair value based method of accounting for the plans, as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), had been applied. Pro forma disclosures include the effects of employee stock options granted during the period and years ended December 31, 1999, 1998, and 1997.

                                  RMI.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


LOSS PER SHARE

         Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS
128). Under SFAS 128, basic Earnings Per Share excludes dilution for potential common stock and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS are the same in 1999, 1998, and 1997, as all potential common stock instruments are antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for the Company in 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB 101 provides interpretive guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 must be applied to financial statements no later than the first fiscal quarter of 2000. The Company is currently evaluating the impact, if any, to its current accounting policies and results of operations. The Company does not know what impact adoption will have on its financial position or results of operations.

MANAGEMENT'S PLANS

         The Company has incurred a net loss of approximately $24.9 million for the year ended December 31, 1999 and anticipates incurring a net loss for the year ended December 31, 2000. Management of the Company intends to fund this anticipated net loss by utilizing its existing cash resources, proceeds from a commitment letter from an investor to purchase an additional $7.5 million of the Company's common stock, additional private placement of equity, establishing a credit facility to finance working capital and capital expenditures for $20 million, increasing cash flows from its operations, and proceeds received from potential exercise of the Company's approximately $3.1 million warrants to be issued in connection with the planned purchase of Internet Communications Corp. ("ICC") (see Note 12). Management believes these resources will be adequate to fund its operating and capital requirements through at least January 1, 2001.

RECLASSIFICATIONS

         Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 2:      PROPERTY AND EQUIPMENT

                                                                             1999                   1998
                                                                        --------------         -------------
Equipment.............................................................. $   10,734,072         $    4,151,719
Computer software......................................................      3,060,394                699,330
Leasehold improvements.................................................        368,722                185,935
Furniture, fixtures, and office equipment..............................        960,736                436,201
                                                                        --------------         --------------
                                                                            15,123,924              5,473,185
Less accumulated depreciation..........................................     (4,377,010)            (1,932,785)
                                                                        --------------         --------------
                                                                        $   10,746,914         $    3,540,400
                                                                        ==============         ==============


Equipment acquired under capital lease obligations had a cost of $2,835,210 and $2,540,855 and accumulated depreciation of $2,156,912 and $1,222,577 at December 31, 1999 and 1998, respectively.

                                  RMI.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3:      LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

         Long-term debt and capital lease obligations at December 31, 1999 and 1998, consisted of the following:

                                                                                         1999                     1998
                                                                                 -------------------      ------------------
Capital lease obligations payable to finance companies, due in monthly installments aggregating $171,047 including interest ranging from 5.9%
  to 29% through July 2002, collateralized by equipment. A former officer and shareholder of the Company has guaranteed certain of the leases and one of the leases restricts the payment of preferred stock
  dividends............................................................          $         1,913,321      $        1,336,939
Notes payable to a long distance carrier, due in monthly installments
  of $25,000 through August 2001, interest imputed at 10%..............                      906,890                       -
Notes payable to Opelika Industrial Development Authority, due in monthly installments of $16,845, including 8.25% interest through
  February 2002, collateralized by equipment, furniture, and fixtures
  in Opelika, Alabama..................................................                    1,150,956                       -
Notes payable to others, due in monthly installments aggregating
  $10,535, including interest ranging from 8% to 10.75% through April
  2002, collateralized by equipment....................................                      203,803                  72,235
                                                                                 -------------------      ------------------
                                                                                           4,174,970               1,409,174
Less current maturities................................................                   (1,952,597)              ( 915,211)
                                                                                 -------------------      ------------------
                                                                                 $         2,222,373      $          493,963
                                                                                 ===================      ==================


         Aggregate maturities required on long-term debt and obligations under capital leases at December 31, 1999, are as follows:

                                                       LONG-TERM DEBT          CAPITAL LEASES              TOTAL
                                                      -----------------       -----------------       -----------------
Years ending December 31:
   2000.............................................. $         748,798       $       1,500,848       $       2,249,646
   2001..............................................           772,453                 570,608               1,343,061
   2002 .............................................           959,351                  96,843               1,056,194
                                                      -----------------       -----------------       -----------------
   Total payments....................................         2,480,602               2,168,299               4,648,901
   Less amounts representing interest................          (218,952)               (254,979)               (473,931)
                                                      -----------------       -----------------       -----------------
   Principal payments................................         2,261,650               1,913,320               4,174,970
   Less current maturities...........................          (635,658)             (1,316,939)             (1,952,597)
                                                      -----------------       -----------------       -----------------
     Total long-term debt............................ $       1,625,992       $         596,381       $       2,222,373
                                                      ==================      =================       =================

         Certain of these debt agreements require the Company's adherence to specified debt covenants.


NOTE 4:       COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

         The Company leases operating facilities and equipment under operating lease agreements expiring through 2005. Certain of these lease agreements require the Company to pay operating expenses, contain renewal clauses and/or provide for escalation of annual rentals if the lessor's operating costs increase.

                                  RMI.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         At December 31, 1999, the future minimum payments under these leases, exclusive of sublease payments, are as follows:

                                                                               AMOUNT
                                                                          ----------------
             Years ending December 31:
               2000...............................................        $      2,129,017
               2001...............................................               1,303,490
               2002...............................................                 865,349
               2003...............................................                 694,890
               2004...............................................                 683,640
               Thereafter.........................................                 455,760
                                                                          ----------------
               Total..............................................        $      6,132,146
                                                                          ================

In February 1997, the Company subleased one of its operating facilities. Minimum future rentals receivable under this noncancellable operating sublease are $99,507, covering the period through January 2001, which have not been deducted from the above future minimum payments.

         Rent expense was $1,021,000, $496,000, and $538,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

LETTER OF CREDIT

         At December 31, 1999, the Company had an outstanding letter of credit in the amount of $100,000 to be used in case of default on its main operating facilities lease. The letter of credit was secured by $101,000 currently invested in a money market account.

MINIMUM PURCHASE COMMITMENTS

         The Company has several agreements with its service providers whereby it is granted certain discounts on services based on anticipated volume over specified periods with monthly minimums.

         The Company has a service agreement with Global Crossing Bandwidth, Inc. for Dedicated Carrier Termination, Carrier Toll Free, NOS Switched and Dedicated, Inbound and Outbound, Calling Card, 800 PIN and International Services through January 18, 2005. The service agreement was assumed as part of the Company's purchase of Idealdial Corporation and was renegotiated as of September 29, 1999. The terms of the amended agreement currently provide for an aggregate minimum commitment of approximately $30 million subject to certain monthly minimums. The Company's minimum monthly usage was $250,000 through December 1999, then escalates each month to $500,000 per month in September 2000. The minimum monthly usage charge then increases to $550,000 in December 2001 until the earlier of the expiration of the agreement or when the Company has paid an aggregate of $29.8 million in usage charges. Historically, the Company has not met its monthly minimums and the service provider has not yet billed the Company for its minimum amounts. However, the service provider has waived the minimum commitments through December 31, 1999. The Company is currently in negotiation with Global Crossing and believes it will be able to renegotiate the commitment whereby past deficiencies will be offset by broadening the scope of services under the commitment along with future increases in its commitment.

         The Company has a service agreement with MCI/Worldcom for certain network data services through August 2002. The service agreement was assumed as part of the Company's purchase of DataXchange. The terms of the agreement currently provide for a remaining aggregate minimum commitment of approximately $2.4 million subject to a monthly minimum of $75,000. Historically, the Company has met its monthly minimums.

TERMINATED MERGER FEES

         In June 1998, the Company announced it had entered into a merger agreement to acquire ICC. The closing of the acquisition was subject to various closing conditions, and the merger agreement contained certain rights of termination. On October 13, 1998, the Company announced that it terminated the merger agreement due to, among other things, ICC's failure to satisfy certain obligations under the merger agreement. On October 14, 1998, ICC filed a complaint against the Company in Denver District Court claiming $30 million in damages.

                                  RMI.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On August 6, 1999, ICC agreed to dismiss with prejudice all claims brought in their lawsuit against the Company, and entered into a Settlement Agreement resolving all current and future claims related to the terminated merger. Under the Settlement Agreement, the Company made no payment of any monies or anything of value to ICC as a result of the claims.

         On March 17, 2000, the Company again reached an agreement to acquire ICC. However, claims by third parties unrelated to ICC allegedly arising from the terminated 1998 merger remain outstanding. As a result of the 1998 merger attempt and the related financing transaction, the Company incurred costs, expenses, and related fees of $6.1 million. Of this amount, approximately $4.2 million relates to a non-cash item regarding warrants issued by the Company.

LITIGATION

         The Company is subject to litigation from time to time in the ordinary course of business. Management does not believe any of these matters would have a material adverse effect on the Company's financial position or results from operations.

NOTE 5:  BUSINESS ALLIANCES

         The Company has entered into various contracts with unrelated entities to enable the Company to provide customers Internet service within certain areas of Colorado. The unrelated entities own equipment in "points of presence" (POP) sites which the Company utilizes to provide service to customers. The Company pays a portion of the revenues (generally 50%) generated through the use of the unrelated parties' equipment. The contracts can be cancelled with notice and if cancelled by the other party the Company has the right, but not the obligation, to acquire the equipment owned by the unrelated parties. The revenues to the Company related to these arrangements amounted to $384,475, $302,303, and $480,951 for the years ended December 31, 1999, 1998, and 1997, respectively, and are included in "Communication Services" revenues in the accompanying consolidated statements of operations.

NOTE 6:       INCOME TAXES

         Under the provisions of the Internal Revenue Code, the Company has available for federal income tax purpose, a net operating loss carryforward of approximately $32,597,000, which expires in the years 2010 through 2020. As a result of a change of control in 1997, a portion of these loss carryforwards may be limited pursuant to Internal Revenue Code Section 382. Additional changes in the ownership of the Company since that date could further limit the Company's ability to utilize these losses. The tax effects of this and other temporary differences related to deferred taxes were:

                                                              1999                  1998
                                                          ------------           ------------
         Deferred tax assets:
           Net operating loss........................     $ 12,415,000            $ 5,892,000
           Deferred stock issuance costs.............          302,000                285,000
           Allowance for doubtful accounts...........          769,000                 85,000
           Goodwill..................................          685,000                 71,000
           Accrued expenses..........................          287,000                 89,000
           Other.....................................           16,000                      -
                                                          ------------            -----------
                                                            14,474,000              6,422,000
                                                          ============            ===========
         Deferred tax liabilities:
           Capitalized software......................          (16,000)               (16,000)
           Accumulated depreciation..................         (564,000)              (322,000)
                                                          ------------            -----------
         Net deferred tax asset before valuation
           allowance.................................       13,894,000              6,084,000
         Valuation allowance.........................      (13,894,000)            (6,084,000)
                                                          ------------            -----------
              Net deferred tax asset.................     $          -            $         -
                                                          ============            ===========

                                  RMI.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The actual provisions (credits) for income taxes varied from the expected provision (computed by applying the statutory U.S. federal income tax rates to loss before taxes) because the tax benefits of the net operating losses for the periods ended December 31, 1999, 1998, and 1997, are offset by the valuation allowance.

NOTE 7:  PREFERRED STOCK

SERIES A CONVERTIBLE

         On April 26, 1996, the Board of Directors designated 250,000 shares of Preferred Stock as Series A Convertible Preferred Stock (Series A Stock) and set the terms of the stock. The Series A Stock accrues cumulative dividends at the rate of 10% per annum. The dividends are payable quarterly to the extent permitted by applicable law.

         During 1998, 40,000 shares of preferred stock were converted into common stock. No shares of Series A Stock were outstanding at anytime during 1999.

SERIES B REDEEMABLE, CONVERTIBLE

         On December 10, 1998, the Company issued 8,000 shares of its Series B Redeemable, Convertible Preferred Stock ("Series B Preferred Stock") through a private placement to two institutional investors. The Company received $8.0 million in gross proceeds from the issuance of the Series B Preferred Stock. The Series B Preferred Stock provided for dividends at a rate of $50 per annum per share. These dividends were cumulative and were payable semiannually commencing May 15, 1999 and could be paid with either cash or by the Company issuing additional shares of Series B Preferred Stock. On June 3, 1999, the Company issued 113 shares of Series B Preferred Stock as dividends. The Series B Preferred Stock was convertible, subject to certain restrictions, into shares of the Company's common stock at a variable rate, based on a formula linked to the market price at the time of conversion and did not have voting rights.

         During 1999, the Company issued 963,865 shares of common stock to the Series B Preferred Stock Shareholders, upon conversion of 8,113 shares of Series B Preferred Stock. No shares of Series B Preferred Stock were outstanding as of December 31, 1999.

         Although the Company had the authority to issue up to an additional 740,400 shares of Preferred Stock, upon the full conversion of the Series B Preferred Stock in 1999, the authorized but unissued Series B Preferred Stock have now been retired.

         In addition, the Company issued warrants to purchase 155,000 shares of common stock with an exercise price of $13.21, subject to adjustment, exercisable at any time over the next five years, to the purchasers of the Series B Preferred Stock and warrants to purchase 100,000 shares of common stock with an exercise price of $12.20, subject to adjustment, exercisable until December 10, 2003, to certain brokers in connection with the transaction. The Company registered the common stock issuable upon conversion of the Series B Preferred Stock and the exercise of the warrants pursuant to registration rights agreements. In 1998, the Company designated $662,019 of the Series B Preferred Stock proceeds to the value of these warrants.

NOTE 8:  COMMON STOCK TRANSACTIONS

CALL AND EXERCISE OF 1996 IPO WARRANTS

         In May of 1999, the Company exercised its right to call the unexercised warrants that were issued in the Company's 1996 initial public offering (the "IPO Warrants"). Primarily as a result of the call, 100% of the remaining warrants were exercised or retired in 1999. The Company issued a total of 1,468,964 shares of common stock and received approximately $4.5 million of proceeds upon exercise of the remaining IPO warrants. There is no remaining obligation from the Company related to the 1996 IPO Warrants.

                                  RMI.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1997 PRIVATE PLACEMENT

         On September 14, 1997, the Company completed a private placement of units consisting of two shares of common stock and a warrant to purchase one share of common stock. The per unit price was $4.00 and was allocated $1.90 to each share of common stock and $0.20 to the warrant to purchase a share of common stock. The warrants entitle the holder to purchase a share of common stock for $3.00 and expire on June 13, 2000. The net proceeds to the Company from the sale of 310,500 units amounted to $1,117,920 after deducting offering expenses of $124,080. The terms of the offering requires the issuance of additional shares of common stock in the event the Company sells common stock in the future at a cash price, net of discounts and commissions of less than $1.80 per share, exclusive of shares issued upon the exercise of employee stock options. The number of shares issuable under this provision equates to the number of shares by which purchasers would have been diluted if shares are sold at net price of less than $1.80.

         In connection with the 1997 private placement, the Company agreed to issue to the placement agent warrants to purchase units of securities, each unit consisting of two shares of common stock and one common stock purchase warrant for nominal consideration. The Company issued 62,100 shares of common stock and warrants to purchase 31,050 shares of common stock to the placement agent. These warrants have an exercise price of $4.00 per unit (consisting of two shares of common stock and one warrant to purchase one share of common stock at an exercise price of $3.00), subject to anti-dilution provisions, and expire in September of 2002.

         In May of 1999, the Company issued 362,285 shares of common stock upon the exercise of 1997 private placement warrants. The exercise price of the warrants, adjusted for dilution, was $2.56 per share. Proceeds from the exercise of private placement warrants totaled approximately $1.2 million. As of December 31, 1999, no private placement warrants remain outstanding.

1997 STOCK PURCHASE AGREEMENT

         On October 1, 1997, the current Chief Executive Officer of the Company acquired directly from the Company 1,225,000 shares of the Company's common stock and a warrant to purchase 4,000,000 shares of the Company's common stock for $2,450,000. In August of 1999, the Company's CEO had exercised 3,950,000 warrants to purchase the Company's common stock, providing the Company with net proceeds of $7.5 million. As of December 31, 1999, the CEO had exercised all of his warrants.

1999 PRIVATE PLACEMENT

         In a December 1999 private placement, the Company issued the following securities to two institutional investors, Advantage Fund II Ltd. and Koch Investment Group Limited, for aggregate consideration of $10 million:

         o  761,610 shares of common stock;

         o  Class A Warrants to purchase 182,786 shares of common stock; and

         o Class B Warrants to purchase a variable number of shares of common stock. The conversion ratio increases if the Company's stock price declines.

The terms of the Private Placement subscription agreement restrict the holders from engaging in short sales and other hedging transactions. Subject to timely notice from the Company, the common stock issued pursuant to the Private Placement and shares issued pursuant to exercise of the Class B Warrant may be redeemed by the Company at any time at a price equal to 120% of the five-day average value of the underlying common stock if the Company is in compliance with certain covenants.

         The Class A Warrants expire on December 7, 2004 and have an exercise price of $9.8476 per share.

         The Class B Warrants become exercisable on June 4, 2000, expire on November 26, 2002 and have an exercise price of $0.01 per share. Shares of Common Stock issuable upon exercise of the Class B Warrants are not available to the Warrant holders until all the holders shall have sold or transferred all of the Initial Shares to one or more unaffiliated purchasers or transferees.

                                  RMI.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Class B Warrants are exercisable, subject to certain restrictions, into a variable number of shares of the Company's common stock based on a formula calculated on a quarterly basis and linked to the market price of the common stock during a period beginning May 2000 and ending in November 2002. The Company may also pay a redemption fee equal to 120% of the average market value of the underlying common stock over a five-day period immediately preceding the holder's request for redemption rather than issuing the additional shares, if the need to issue common stock is in excess of the NASDAQ 20% limitation.

RESERVED SHARES

         The Company has reserved approximately 7.0 million shares of its common stock for issuance upon exercise of outstanding warrants and options.

NOTE 9:  BENEFIT PLANS

STOCK OPTION PLANS

         In July 1996, the Company adopted the 1996 Employee Stock Option Plan (the Employee Plan) and the Non-Employee Directors' Stock Option Plan (the Directors' Plan). The Employee Plan provides for an authorization of 471,300 shares of Common Stock for issuance upon exercise of stock options granted under the Plan. The Employee Plan is administered by the Board of Directors, which determines the persons to whom options are granted, the type, number, vesting schedule, exercise price, and term of options granted. Under this plan, both incentive and nonqualified options can be granted.

         An aggregate of 18,000 shares of Common Stock are reserved for issuance under the 1996 Directors' Plan. All nonemployee directors are automatically granted nonqualified stock options to purchase 1,500 shares initially and additional 1,500 shares for each subsequent year that they serve up to a maximum of 6,000 shares per director.

         In September 1997, the Company adopted the 1997 Stock Option Plan (1997
Plan). The 1997 Plan provides for an authorization of 50,000 shares of Common Stock for issuance upon exercise of stock options granted under the Plan.

         In October 1997, the Company granted the Company's Chief Executive Officer (see Note 11) incentive stock options to purchase 191,385 shares of Common Stock at $2.6125 per share and nonqualified stock options to purchase 408,615 shares of Common Stock at $1.00 per share. The options vested one year from the date of grant. Compensation expense of $383,077 and $168,117 relating to the nonqualified stock options was recorded during the years ended December 31, 1998, and 1997, respectively.

         The Board of Directors previously approved the 1998 Employees' Stock Option Plan (the "1998 Employees' Plan"). The 1998 Employees' Plan currently reserves 1.5 million shares of Common Stock for issuance over the ten-year term of the plan. The 1998 Employees' Plan provides for the issuance of both incentive stock options and nonqualified stock options. The 1998 Employees' Plan provides that all options shall have a life no greater than ten years, and leaves to the discretion of the Compensation Committee the vesting schedules for particular option grants.

         In 1998, the stockholders of the Company approved the adoption of the Rocky Mountain Internet, Inc. 1998 Non-Employee Directors' Stock Option Plan (the "1998 Directors' Plan"), effective as of January 22, 1998. A total of 68,000 shares of common stock have been reserved for issuance over the three-year term of the 1998 Directors' Plan.

         The option exercise price of any option granted under the 1998 Directors' Plan may not be less than the fair market value of the common stock on the date of grant of the option. Upon the effective date of the 1998 Directors' Plan, each non-employee director of the Company was granted options to purchase 8,500 shares of common stock, subject to certain adjustments. On December 31,1998, options to purchase 1,500 shares of common stock vested for each director; if he or she continues to serve as a director for the entire calendar year ending December 31, 1999, options to purchase 3,500 shares of common stock will vest; and if he or she continues to serve as a director for the entire calendar year ending December 31, 2000, options to purchase 3,500 shares of common stock will vest. Notwithstanding the foregoing, in the event of a change in control of the Company (as defined in the 1998 Directors' Plan), each outstanding option under the 1998 Directors' Plan vests immediately.

                                  RMI.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, in the event of a change in control of the Company, the Administrative Committee (or the board of directors in the absence of such a committee) may: (i) grant a cash bonus award to any optionee in an amount equal to the exercise price of all or any portion of the options then held by the optionee; (ii) pay cash to any or all optionees in exchange for the cancellation of their outstanding options in an amount equal to the difference between the exercise price and the greater of the tender offer price for the common stock underlying such options (in the event of a tender offer for the securities of the Company) or the fair market value of the stock on the date of cancellation; and (iii) make any other adjustments or amendments to the outstanding options.

         Each option granted under the 1998 Directors' Plan shall expire not more than five years from the date of grant. The 1998 Directors' Plan terminates on December 31, 2000, unless earlier terminated in the discretion of the Administrative Committee (or the board of directors in the absence of such a committee).

         The following is a summary of the status of the Company's Incentive Stock Option Plans at December 31, 1999, 1998, and 1997, and the changes during the years then ended:

                                                1999                       1998                           1997
                                      ------------------------     ------------------------      ------------------------
                                                      WEIGHTED                    WEIGHTED                       WEIGHTED
                                                      AVERAGE                     AVERAGE                        AVERAGE
                                                      EXERCISE                    EXERCISE                       EXERCISE
                                        SHARES         PRICE        SHARES         PRICE          SHARES          PRICE
                                      ---------       -------      ---------      -------        ---------        -----
Outstanding, beginning of year......    630,693       $  3.43      1,089,670      $  1.67          285,730        $1.68
Options granted.....................  1,401,956          7.27        240,000         5.70          900,900         1.68
Options forfeited...................   (278,019)         7.39        (59,989)        2.56          (73,860)        1.81
Options exercised...................   (107,133)         2.60       (638,988)        1.37          (23,100)        1.65
                                      ---------       -------     ----------      -------        ---------        -----
Outstanding, end of year............  1,647,497       $  6.20        630,693      $  3.43        1,089,670        $1.67
                                      =========       =======     ==========      =======        =========        =====
Options exercisable, end of year....    409,917                      396,193                       489,670

The following is a summary of the status of the Company's Non-Qualified Stock Option Plan at December 31, 1999, 1998 and 1997, and the changes during the years then ended:

                                                1999                       1998                           1997
                                      ------------------------     ------------------------      ------------------------
                                                      WEIGHTED                    WEIGHTED                       WEIGHTED
                                                      AVERAGE                     AVERAGE                        AVERAGE
                                                      EXERCISE                    EXERCISE                       EXERCISE
                                        SHARES         PRICE        SHARES         PRICE          SHARES          PRICE
                                      ---------       -------      ---------      -------        ---------        -----
Outstanding, beginning of year......    304,000       $  9.06              -      $     -                -        $   -
Options granted.....................    200,000         10.00        304,000         9.06          408,615         1.00
Options forfeited...................          -             -              -            -                -            -
Options exercised...................          -             -              -            -         (408,615)        1.00
                                      ---------       -------     ----------      -------        ---------        -----
Outstanding, end of year............    504,000       $  9.43        304,000      $  9.06                -        $   -
                                      =========       =======     ==========      =======        =========        =====
Options exercisable, end of year....    128,000                            -                             -

                                  RMI.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



For purposes of applying SFAS No. 123, the fair value of each option granted is estimated on the date of the grant using the Black-Scholes method with the following weighted-average assumptions:

                                                              1999               1998                1997
                                                          ----------           --------           ---------
Dividend per share...................................     $     0.00           $   0.00           $    0.00
Risk-free interest rate..............................            6.0%              5.50%                6.0%
Expected life of options.............................        5 years            5 years             5 years
Weighted-average fair value of options granted.......     $     7.73           $   5.19           $    1.29

Had compensation cost been determined based upon the fair value at the grant dates for all awards pursuant to the method set forth in SFAS No. 123, the Company would have increased its net loss to the pro forma amounts indicated below:

                                                           1999                    1998                   1997
                                                      --------------        ---------------        ---------------
Net loss:
  As reported......................................   $  (24,927,652)       $   (10,668,802)       $    (4,152,853)
                                                      ==============        ===============        ===============
  Pro forma........................................   $  (27,362,703)       $   (11,825,776)       $    (4,921,500)
                                                      ==============        ===============        ===============
Net loss per common share:
  As reported......................................   $        (1.83)       $         (1.39)       $         (0.79)
                                                      ==============        ===============        ===============
  Pro forma........................................   $        (1.99)       $         (1.54)       $         (0.93)
                                                      ==============        ===============        ===============

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

         The following table summarizes information about stock options under the plans outstanding at December 31, 1999:

                                          OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                        ---------------------------------------------------------    ------------------------------------
                                            WEIGHTED-AVERAGE
 RANGE OF EXERCISE          NUMBER             REMAINING         WEIGHTED-AVERAGE       NUMBER          WEIGHTED-AVERAGE
      PRICES             OUTSTANDING        CONTRACTUAL LIFE      EXERCISE PRICE      EXERCISABLE        EXERCISE PRICE
--------------------    ---------------    ------------------    ----------------    --------------    ------------------
   $      0.40-2.75            354,815            7.23 years      $         2.30           314,315     $            2.25
   $      2.76-7.63          1,083,916            9.65 years      $         6.72            55,155     $            6.82
   $     7.64-14.13            712,766            9.12 years      $         9.65           168,447     $            9.60

         One nonqualified stock option to purchase 25,000 shares at $0.40 per share was granted under the Employee Plan in 1997. This option vested immediately. Compensation expense of $40,000 was recorded in 1997. One nonqualified stock option to purchase 200,000 shares at $10.00 per share was granted under the Employee plan in 1999. Compensation of $31,250 was recorded in 1999. The option vests over three years.

401(k) PLAN

         The Board of Directors approved a 401(k) Savings and Retirement Plan that covers substantially all employees effective January 16, 1998. The Company's contributions to the Plan are determined annually by the Board of Directors. For 1999 and 1998, the Company recorded expense of $83,063 and $67,418, respectively, related to its contributions of the Company's common stock to the plan. At December 31, 1999, the plan held 14,745 shares of the Company's common stock valued at $122,566 using the December 31, 1999 closing stock price.

                                  RMI.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10:  ACQUISITIONS

1999 ACQUISITIONS

         On February 2, 1999, the Company acquired all of the outstanding common stock of the August 5th Corporation, doing business as Dave's World, a full-service Internet communications solutions provider headquartered in Bloomington, Illinois. The Company issued approximately 235,710 shares of common stock valued at approximately $3.1 million.

         On June 10, 1999, the Company acquired substantially all of the assets of Internet Connect, Inc., an Internet service provider headquartered in Salt Lake City, Utah. The Company issued approximately 123,420 shares of common stock valued at approximately $1.4 million.

         On June 11, 1999, the Company acquired all of the outstanding common stock of IdealDial Corporation, an enhanced full-service telecommunications provider headquartered in Denver, Colorado. The Company issued approximately 224,090 shares of common stock valued at approximately $2.6 million.

         On June 16, 1999, the Company acquired all of the outstanding common stock of Colorado Mountain Net, Inc., a Web hosting and Internet service provider headquartered in Steamboat Springs, Colorado. The Company issued approximately 84,010 shares of common stock valued at approximately $1.0 million.

         On June 23, 1999, the Company acquired all of the outstanding common stock of CommerceGate Corporation, an e-Commerce software development and consulting services firm headquartered in Seattle, Washington. The Company issued approximately 108,790 shares of common stock valued at approximately $1.3 million and has reserved approximately an additional 267,790 shares of common stock pursuant to certain contingent earn-out conditions , as defined in the acquisition agreement, which as of March 24, 2000, have not been met.

         On June 25, 1999, the Company acquired substantially all of the assets of CyberDesic Communications Corporation, Inc., an Internet service provider headquartered in Peoria, Illinois. The Company issued approximately 48,390 shares of common stock valued at approximately $0.6 million.

         On July 28, 1999, the Company acquired certain Web hosting assets of Net One Communications, Inc., a Web hosting provider located in Denver, Colorado. The Company issued approximately 5,100 shares of common stock valued at approximately $0.06 million.

         On July 30, 1999, the Company acquired all of the outstanding common stock of Triad Resources, L.L.C., an Internet service provider headquartered in Tulsa, Oklahoma and doing business as "WebZone." The Company issued approximately 441,180 shares of common stock valued at approximately $4.6 million.

         On July 30, 1999, the Company acquired all of the outstanding common stock of ACES Research, Inc., an Internet service provider headquartered in Tucson, Arizona. The Company issued approximately 174,630 shares of common stock valued at approximately $1.8 million.

         On August 30, 1999, the Company acquired the high-end Web hosting and dedicated access assets of Novo Media Group, Inc., which is headquartered in San Francisco, California. The Company issued approximately 174,000 shares of common stock valued at approximately $1.4 million.

         On August 31, 1999, the Company acquired substantially all of the assets of Wolfe Internet Access, L.L.C., an Internet service provider headquartered in Seattle, Washington and doing business as "WolfeNet." The Company issued approximately 837,100 shares of common stock valued at approximately $6.6 million.

         On September 1, 1999, the Company acquired certain dial-up and dedicated Internet access and Web hosting assets of Sterling Online Services, Inc., an Internet access, Web hosting and design, and e-Commerce company located in Sterling, Colorado. The Company issued approximately 21,840 shares of common stock valued at approximately $0.2 million.

                                  RMI.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         On November 19, 1999, the Company acquired the assets of the FutureOne Internet Service provider, an operation of Networld.com, Inc., a wholly owned subsidiary of FutureOne, Inc. Networld, which is headquartered in Phoenix, Arizona, is an Internet communications and commerce company providing dedicated and dial-up Internet access and Web hosting services. The Company issued approximately 364,130 shares of common stock valued at approximately $3.0 million.

         On November 24, 1999, the Company acquired substantially all of the assets of Western Regional Networks, Inc., an Internet communications and commerce company providing dedicated and dial-up Internet access and Web hosting services. Western Regional is headquartered in La Junta, Colorado. The Company issued approximately 324,320 shares of common stock valued at approximately $3.0 million.

         On December 23, 1999, the Company acquired substantially all of the assets of AIS Network Corporation, a business-to-business, full-service solutions company, including dedicated and dial-up Internet access, Web design and Web hosting, e-Commerce, and network integration. AIS is headquartered in Schaumburg, Illinois. The Company issued approximately 425,970 shares of common stock valued at approximately $3.7 million.

         On December 30, 1999, the Company acquired the Internet and Web related assets of ServerCom, a regional Internet Service provider and Web hosting company headquartered in Normal, Illinois for a cash payment of $300,000.

1998 ACQUISITIONS

         On June 5, 1998, the Company acquired all of the outstanding common stock of Infohiway Inc. Infohiway Inc. has developed a search engine which the Company believes has unique data searching features. The Company issued approximately 150,000 shares of common stock valued at approximately $1.3 million.

         On June 30, 1998, the Company acquired all of the outstanding common stock of Application Methods, Inc., which develops software and has developed e-Commerce products. The Company issued approximately 286,400 shares of common stock valued at approximately $3.2 million. Additionally, the shareholders are entitled to receive an additional number of shares of the Company's common stock to be earned (30% of the net income of the Application Methods subsidiary for a three year period following closing up to a maximum of $2,500,000) based upon the surviving corporation obtaining certain financial performance criteria in six month intervals over the three year period following closing. For the six month interval between July 1, 1999 and December 31, 1999, the surviving corporation has experienced a loss, thus, no contingent shares have been earned as of December 31, 1999.

         On November 24, 1998 the Company purchased certain assets and assumed certain liabilities from Unicom Communications, a Kansas City based Internet access and Web hosting provider. The Company issued approximately 172,150 shares of common stock valued at approximately $1.7 million.

         On November 30, 1998 the Company purchased certain assets and assumed certain liabilities from Stonehenge Internet Communications, a Denver based ISP. The Company issued approximately 49,860 shares of the Company's common stock valued at approximately $0.5 million.

         On November 20, 1998 the Company, acquired all of the outstanding capital stock of Internet Now, a Phoenix based ISP. The Company paid cash of $150,000 and issued approximately 171,250 shares of the Company's common shares valued at approximately $1.7 million.

         On December 4, 1998 the Company acquired certain assets and liabilities of DataXchange Network, an Internet backbone network provider. The Company issued 410,000 shares of the Company's common stock valued at approximately $4.3 million, as well as 410,000 warrants to purchase the Company's common stock. The 410,000 warrants all have an exercise price of $10.88, and one half of the warrants expired on December 4, 1999 with the remaining warrants to expire on December 4, 2000. In addition, up to 125,000 shares of the Company's common stock and 125,000 warrants to purchase the Company's common stock may issued upon the achievement of certain financial thresholds. The exercise price for all of the 125,000 warrants is also $10.88. In June 1999, the Company issued 40,000 shares of the Company's common stock and 40,000 warrants to purchase the Company's common stock as a result of the partial achievement of those financial thresholds. As of December 31, 1999, the remaining financial thresholds have not been met.

                                  RMI.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ACCOUNTING TREATMENT AND UNAUDITED PRO FORMA RESULTS

         Results of acquired entities are included in the Company's operations upon the acquisition date. All acquisitions have been accounted for utilizing the purchase method of accounting. The Company allocated most of the purchase price for all acquisitions consummated to goodwill. Certain of these purchase price allocations are preliminary. For each acquisition, a certain number of shares of the Company's common stock to be provided to the sellers have been reserved and placed in escrow to ensure that all representations and warranties of the sellers are satisfied during the escrow period.

         Unaudited pro forma consolidated operations for the years ended December 31, 1999, 1998, and 1997 assuming the acquisitions were completed on January 1 of each year and the immediately preceding year:

                                                             1999                  1998                  1997
                                                      -----------------      ----------------      ----------------
                 Net sales                            $      39,542,000      $     36,577,000      $     11,039,000
                 Net loss                             $     (30,018,000)     $    (19,582,000)     $     (4,998,000)
                 Net loss per share                   $           (1.86)     $          (1.55)     $          (0.77)

NOTE 11:       RELATED PARTY TRANSACTIONS

         In October 1997, the Company issued  to the current CEO, Douglas H.
Hanson:

         o 1,225,000 shares of Common Stock for a purchase price of $2,450,000, or $2.00 per share;

         o warrants to purchase 4,000,000 shares of Common Stock for an exercise price of $1.90 per share, subject to adjustment; and

         o incentive stock options to purchase 191,385 shares of Common Stock for an exercise price of $2.6125 per share and non-qualified stock options to purchase 408,615 shares of Common Stock for an exercise price of $1.00 per share (collectively, the "Options") pursuant to the Company's 1997 Stock Option Plan (the "1997 Plan").

As the result of the transaction, Mr. Hanson also became the Company's President and Chairman of the Board of Directors. In March 1998, Mr. Hanson exercised 50,000 of the warrants to purchase the Company's Common Stock. In August 1999, Mr. Hanson exercised the remaining 3,950,000 warrants to purchase the Company's Common Stock yielding net proceeds of approximately $7.5 million.

         Pursuant to a Stock Purchase Agreement between Mr. Hanson and Roy J. Dimoff, dated as of October 1, 1997, Mr. Dimoff sold to Mr. Hanson 150,000 shares of Common Stock for a purchase price of $300,000, or $2.00 per share. Contemporaneously with this purchase and sale, Mr. Dimoff resigned as a director and as President and CEO of the Company. In addition, as discussed below, Mr. Hanson entered into a Shareholders' Voting Agreement and Irrevocable Proxy with Mr. Dimoff and six other stockholders pursuant to which Mr. Hanson obtained the right to vote certain shares of Common Stock beneficially owned by Mr. Dimoff and such other stockholders.

         Pursuant to a Stock Purchase Agreement among Mr. Hanson, Christopher K. Phillips, Jim D. Welch, and Kevin R. Loud, dated as of October 1, 1997, Mr. Hanson purchased 50,000 shares, 50,000 shares, and 25,000 shares of Common Stock from Messrs. Phillips, Welch, and Loud, respectively, for an aggregate purchase price of $250,000. In addition, as discussed below, Mr. Hanson entered into a Shareholders' Voting Agreement and Irrevocable Proxy with Messrs. Phillips, Welch, and Loud pursuant to which Mr. Hanson obtained the right to vote certain shares of Common Stock beneficially owned by them.

                                  RMI.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In February 1997, the Company entered into a negotiated agreement with Jim D. Welch, an officer and a shareholder of the Company, wherein the Company agreed to purchase 90,000 shares of the Company's common stock from him for $120,000. As of December 31, 1999, the Company has purchased all of these shares.

         In August 1998, Mr. Hanson loaned $400,000 to the Company for various working capital needs, on October 20, 1998 he loaned another $400,000 for working capital needs and in November 1998 Mr. Hanson loaned an additional $200,000. Such loans were consolidated and were evidenced by one promissory note. The principal amount of the promissory note, together with interest at the rate of 11% per annum, was scheduled to be payable in full 90 days after November 19, 1998. Mr. Hanson was repaid in full plus interest in December 1998.

NOTE 12:  SUBSEQUENT EVENTS

         On March 17, 2000, the Company entered into definitive agreements to acquire ICC, a company that is traded on the Nasdaq National Market under the symbol "INCC." The acquisition is subject to approval by the shareholders of ICC. ICC is a telecommunications integration and network services company that specializes in the design, implementation, maintenance, and monitoring of premise and network-based communications for wide-area networks. ICC is headquartered near Denver in Greenwood Village, Colorado and markets its products and services to Colorado based businesses. Subject to certain conditions, and based on a market value of $10.00 per share of the Company's common stock, the Company has agreed to issue approximately 2.8 million shares of common stock to ICC's shareholders, valued at approximately $28 million as of March 17, 2000, and warrants to purchase approximately 3.1 million shares of common stock at $11.50 per share, in exchange for their common stock of ICC.

NOTE 13:  SEGMENT INFORMATION

         The Company's management regularly evaluates the performance of the Company by reviewing the operating results of its two segments: Web Solutions and Communication Services. The Company considers each division to be an operating segment as they have separate management teams, offer different products and services, and utilize different marketing strategies to target different types of customers. Web Solutions provides web site production, hosting, marketing, and data center co-location services. Communication Services consists of dedicated and dial-up internet services and long distance and related services. The Company believes that all telecommunications services within this segment should be aggregated as the services contained therein are all telecommunications related, are offered to the same class of customer, and are regulated by similar governmental authorities.

                                  RMI.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In making operating decisions and allocating resources, the Company's management specifically focuses on the revenues and operating costs generated by each operating segment, as summarized in the following tables. Certain shared costs of the segments have been allocated to each segment based upon its share of the consolidated revenues for the period reported. Excluded from the operating loss of the segment is expense $6,071,106 related to an unsuccessful merger attempt in 1998.

                                                            1999                     1998                      1997
                                                     -------------------      -------------------       -------------------
NET SALES:
Communication Services..........................   $        25,863,616      $         7,974,449       $         5,075,997
Web Solutions...................................             4,258,388                2,112,561                 1,051,114
                                                     -------------------      -------------------       -------------------
                                                   $        30,122,004      $        10,087,010       $         6,127,111
                                                     ===================      ===================       ===================
OPERATING EXPENSES:
Communication Services..........................   $        16,518,034      $         3,470,933       $         2,060,315
Web Solutions...................................             1,298,097                   50,589                         -
                                                     -------------------      -------------------       -------------------
                                                            17,816,131                3,521,522                 2,060,315
                                                     ===================      ===================       ===================
SG&A:
Communication Services..........................   $        23,988,031      $         6,020,787       $         5,783,997
Web Solutions...................................             4,011,738                3,163,245                 1,196,220
                                                     -------------------      -------------------       -------------------
                                                   $        27,999,769      $         9,184,032       $         6,980,217
                                                     ===================      ===================       ===================
OPERATING LOSS BEFORE DEPRECIATION AND
   AMORTIZATION:
Communication Services..........................   $       (14,642,449)     $        (1,517,271)      $        (2,768,315)
Web Solutions...................................            (1,051,447)              (1,101,273)                 (145,106)
                                                     -------------------      -------------------       -------------------
                                                   $       (15,693,896)     $        (2,618,544)      $        (2,913,421)
                                                     ===================      ===================       ===================

SCHEDULE II - RMI.NET, INC. VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Description                                BALANCE AT           CHARGED TO
                                          BEGINNING OF           COST AND                             BALANCE AT
                                             PERIOD              EXPENSES           DEDUCTIONS      END OF PERIOD
                                         --------------         ----------          ----------      -------------
Year Ended December 31, 1999             $      265,000         $2,368,600          $  614,800         $2,018,800
Year Ended December 31, 1998             $      176,000         $  248,000          $  159,000         $  265,000
Year Ended December 31, 1997             $      115,000         $  188,000          $  127,000         $  176,000

                                 EXHIBIT INDEX *

   EXHIBIT
   NUMBER         DESCRIPTION OF DOCUMENT
   -------        -----------------------
   21.01     Subsidiaries of the Registrant
   23.01     Consent of Ernst & Young LLP
   23.02     Consent of Baird, Kurtz & Dobson
   27.01     Financial Data Schedule

* Excludes exhibits incorporated by reference or previously filed. For a list of exhibits incorporated by reference or previously filed, refer to "Item 14(c) Exhibits" above.