Form 10-Q
period 2000-03-31
RMI NET INC
filed 2000-05-08
CIK 1003282

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended             March 31, 2000
                                    --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                     to
                                    -------------------    ---------------------

     Commission file number 001-12063
                            ---------

                                  RMI.NET, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        84-1322326
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


   999 EIGHTEENTH STREET, SUITE 2201
           DENVER, COLORADO                                    80202
----------------------------------------           ----------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (303) 672-0700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                          Shares Outstanding as of May 3, 2000
------------------------------            ------------------------------------
Common Stock, $0.001 par value                         21,682,985

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

     o    we may lose subscribers or fail to grow our customer base;

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

     o we may issue a substantial number of shares of our common stock upon exercise of Class B Warrants, especially if the market value of our stock declines, thereby causing significant dilution in the value of your investment;

     o    we may fail to settle outstanding litigation; and

     o    we may not be able to find needed financing.

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 under the caption "Item 1. Business - Risk Factors" and in our other SEC filings and our press releases.

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                                  RMI.NET, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                      ----
    Consolidated Balance Sheets as of March 31, 2000
       and December 31, 1999...........................................................................1

    Consolidated Statements of Operations for the Three Months Ended
       March 31, 2000 and 1999.........................................................................2

    Consolidated Statements of Cash Flows for the Three Months Ended
       March 31, 2000 and 1999.........................................................................3

    Notes to Consolidated Financial Statements.........................................................4

                                  RMI.NET, INC.
                           CONSOLIDATED BALANCE SHEETS

                                              ASSETS

                                                                                      MARCH 31,      DECEMBER 31,
                                                                                        2000            1999
                                                                                   -------------    -------------
                                                                                    (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents ...................................................   $   3,256,566    $  11,238,188
   Trade receivables, net of allowance for doubtful accounts ...................       4,846,715        3,931,983
   Other .......................................................................         946,092          885,191
                                                                                   -------------    -------------
       Total current assets ....................................................   $   9,049,373    $  16,055,362
                                                                                   -------------    -------------

PROPERTY AND EQUIPMENT, NET ....................................................      10,110,840       10,746,914
GOODWILL, NET ..................................................................      41,598,967       43,648,461
OTHER, NET .....................................................................       4,593,377          268,293
                                                                                   -------------    -------------
       Total assets ............................................................   $  65,352,557    $  70,719,030
                                                                                   =============    =============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ............................................................   $   2,239,259    $   3,312,576
   Current maturities of long-term debt and capital lease obligations ..........       1,869,482        1,952,597
   Deferred revenue ............................................................       2,361,584        2,497,632
   Accrued payroll and related taxes ...........................................         730,729        1,030,019
   Accrued expenses ............................................................       4,581,590        5,258,488
                                                                                   -------------    -------------
       Total current liabilities ...............................................      11,782,644       14,051,312
                                                                                   -------------    -------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS ...................................       1,906,363        2,222,373
                                                                                   -------------    -------------
       Total liabilities .......................................................      13,689,007       16,273,685
                                                                                   -------------    -------------

REDEEMABLE, CONVERTIBLE PREFERRED STOCK:
   Series B, $.001 par value; 9,600 shares authorized, 0 shares issued or
     outstanding ...............................................................              --               --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Series A Preferred Stock, $.001 par value; 750,000 shares authorized, 0
     issued or outstanding .....................................................              --               --
   Common stock, $.001 par value; 100,000,000 shares authorized, 21,729,797 and 21,125,172 issued, respectively, 21,677,477 and 21,069,355
     outstanding, respectively .................................................          21,677           21,069
   Additional paid-in capital ..................................................     101,713,390       97,101,828
   Accumulated deficit .........................................................     (49,988,184)     (42,583,802)
   Unearned compensation .......................................................         (83,333)         (93,750)
                                                                                   -------------    -------------
       Total stockholders equity ...............................................      51,663,550       54,445,345
                                                                                   -------------    -------------

                                                                                   $  65,352,557    $  70,719,030
                                                                                   =============    =============

                 See Notes to Consolidated Financial Statements

                                  RMI.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                          2000             1999
                                                     -------------    -------------
                                                               (unaudited)
Revenue
   Communication services ........................   $  10,242,779    $   4,339,246
   Web solutions .................................       2,144,606          923,754
                                                     -------------    -------------
                                                        12,387,385        5,263,000
                                                     -------------    -------------
Costs and expenses
   Operating expenses ............................       7,831,594        2,769,614
   Selling expenses ..............................       1,579,333          856,538
   General and administrative expenses ...........       6,549,191        3,617,994
   Depreciation and amortization .................       3,852,974        1,143,103
                                                     -------------    -------------
       Total costs and expenses ..................      19,813,092        8,387,249
                                                     -------------    -------------

         Operating loss ..........................      (7,425,707)      (3,124,249)

Other income (expense)
   Interest expense ..............................         (63,956)         (85,439)
   Interest income ...............................          74,433           22,500
   Other income, net .............................          10,848               --
                                                     -------------    -------------

Net loss .........................................      (7,404,382)      (3,187,188)
Preferred stock dividends ........................              --           99,000
                                                     -------------    -------------

Net loss applicable to common stockholders .......   $  (7,404,382)   $  (3,286,188)
                                                     =============    =============

Basic and diluted loss per common share ..........           (0.35)           (0.34)
                                                     =============    =============

Weighted average common shares outstanding .......      21,019,000        9,767,000
                                                     =============    =============



                 See Notes to Consolidated Financial Statements

                                  RMI.NET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                       2000            1999
                                                                                   ------------    ------------
                                                                                           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ....................................................................   $ (7,404,382)   $ (3,187,188)
   Items not requiring cash:
     Depreciation ..............................................................      1,124,119         172,748
     Amortization ..............................................................      2,728,855         970,355
     Stock contribution to pension plan ........................................         36,877          26,398
     Stock option compensation and stock bonus .................................         45,417              --
   Changes in operating assets and liabilities net of effects from acquired interests:
     Trade receivables .........................................................       (966,737)        173,081
     Prepaid expenses and other assets .........................................       (121,945)       (244,469)
     Accounts payable ..........................................................     (1,073,317)      1,598,183
     Deferred revenue ..........................................................       (136,048)        112,706
     Accrued payroll and related taxes .........................................       (299,290)         55,265
     Accrued expenses ..........................................................       (676,898)       (177,416)
                                                                                   ------------    ------------
       Net cash used in operating activities ...................................     (6,743,349)       (500,337)
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures ........................................................       (804,745)     (1,232,368)
   Cash paid for investments and acquisitions ..................................       (200,000)             --
                                                                                   ------------    ------------
       Net cash used in investing activities ...................................     (1,004,745)     (1,232,368)
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of common stock options and warrants .................        278,097         528,313
   Increase in deferred investment costs .......................................       (112,500)             --
   Payments on long-term debt and capital lease obligations ....................       (399,125)       (485,802)
                                                                                   ------------    ------------
       Net cash (used in) provided by financing activities .....................       (233,528)         42,511
                                                                                   ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS ..........................................     (7,981,622)     (1,690,194)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................     11,238,188       5,729,346
                                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................   $  3,256,566    $  4,039,152
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

NOTE 3.  ACQUISITIONS

     On March 16, 2000, the Company issued 11,809 shares of common stock (valued at approximately $117,000) in the acquisition of the assets of B&B Computers, headquartered in Burlington, Colorado.

     On March 17, 2000, the Company entered into definitive agreements to acquire Internet Communications Corp. ("ICC"), a company that is traded on the Nasdaq SmallCap Market under the symbol "INCC." The acquisition is subject to approval by the shareholders of ICC. ICC is a telecommunications integration and network services company that specializes in the design, implementation, maintenance, and monitoring of premise and network-based communications for wide-area networks. ICC is headquartered in Greenwood Village, Colorado and markets its products and services to Colorado based businesses. Subject to certain conditions, and assuming a market value of $10.00 per share for the Company's common stock, the Company agreed to issue approximately 2.8 million shares of common stock to ICC's shareholders which, assuming a market value of $10.00 per share for the Company's common stock, the 2.8 million shares would be valued at approximately $28 million. The Company also agreed to issue warrants to purchase approximately 3.1 million shares of common stock at $11.50 per share, to the shareholders of ICC. In the event the market value of the Company's common stock was less than $10.00 per share the Company agreed it would issue additional shares of common stock. The total number of shares to be issued by the Company to ICC shareholders may be greater or less than 2.8 million, depending on the RMI.NET share price at the time of closing. The number of shares issued by RMI.NET is subject to a collar that ranges from a maximum RMI.NET share price of $12.89 and a minimum of RMI.NET share price of $6.19. Under the terms of the agreement, the number of shares issued may range between
2.2 million and 4.5 million.

     On March 31, 2000, the Company issued 484,000 shares of common stock (valued at approximately $3.6 million) in the acquisition of a 19.9% interest in ENGINENUMBER9.COM. ENGINENUMBER9.COM is a vertical market applications services provider ("ASP") and developer of "Private Label" virtual desktops for business and associations. The investment in ENGINENUMBER9.COM is accounted for on the cost method.

NOTE 4.  SEGMENT INFORMATION

     The Company's management regularly evaluates the performance of the Company by reviewing the operating results of its two segments: Web Solutions and Communications Services. The Company considers each division to be an operating segment as they have separate management teams, offer different products and services, and utilize different marketing strategies to target different types of customers. Web Solutions provides web site production, hosting, marketing, and data center co-location services. Communication services consist of dedicated and dial-up Internet services and long distance and related services. The Company believes that all telecommunications services within this segment should be aggregated as the services contained therein are offered to the same class of customer.

     In making operating decisions and allocating resources, the Company's management specifically focuses on the revenues and operating costs generated by each operating segment, as summarized in the following tables. Certain shared costs of the segments have been allocated to each segment based upon its share of the consolidated revenues for the period reported.

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                                2000            1999
                                           ------------    ------------
                                                   (unaudited)
NET SALES:
   Communication Services ..............   $ 10,242,779    $  4,339,246
   Web Solutions .......................      2,144,606         923,754
                                           ------------    ------------
                                           $ 12,387,385    $  5,263,000
                                           ============    ============
OPERATING EXPENSES:
   Communication Services ..............   $  7,310,708    $  2,547,887
   Web Solutions .......................        520,886         221,727
                                           ------------    ------------
                                           $  7,831,594    $  2,769,614
                                           ============    ============

SG&A:
   Communication Services ..............   $  7,198,355    $  3,232,541
   Web Solutions .......................        930,169       1,241,991
                                           ------------    ------------
                                           $  8,128,524    $  4,474,532
                                           ============    ============

OPERATING INCOME/(LOSS) BEFORE
  DEPRECIATION AND AMORTIZATION:
   Communication Services ..............   $ (4,266,284)   $ (1,441,182)
   Web Solutions .......................        693,551        (539,964)
                                           ------------    ------------
                                           $ (3,572,733)   $ (1,981,146)
                                           ============    ============

NOTE 5. COMMITMENTS AND CONTINGENCIES

MINIMUM PURCHASE COMMITMENTS

     The Company has several agreements with its service providers whereby it is granted certain discounts on services based on anticipated volume over specified periods with monthly minimums.

The Company has a service agreement with Global Crossing Bandwidth, Inc. for Dedicated Carrier Termination, Carrier Toll Free, NOS Switched and Dedicated, Inbound and Outbound, Calling Card, 800 PIN, and International Services through January 18, 2005. The service agreement was assumed as part of the Company's purchase of Idealdial Corporation and was renegotiated as of September 29, 1999. The terms of the amended agreement currently provide for an aggregate minimum commitment of approximately $30 million subject to certain monthly minimums. The Company's minimum monthly usage was $250,000 through December 1999, then escalates each month to $500,000 per month in September 2000. The minimum monthly usage charge then increases to $550,000 in December 2001 until the earlier of the expiration of the agreement or when the Company has paid an aggregate of $29.8 million in usage charges. Historically, the Company has not met its monthly minimums and the service provider has not yet billed the Company for its minimum amounts. The service provider has waived the minimum commitments through March 31, 2000. The Company is currently in negotiation with Global Crossing and believes it will be able to renegotiate the commitment whereby past deficiencies will be offset by broadening the scope of services under the commitment along with future increases in its commitment.

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

NOTE 6.  COMMON STOCK TRANSACTIONS

     The increase in the Company's common stock issued and outstanding as of March 31, 2000 is primarily a result of:

o On January 18, 2000, the Company issued an additional 58,065 shares of common stock (valued at approximately $495,000) pursuant to the earn out provisions of the June 1998 acquisition of Application Methods, Inc.

o On March 16, 2000, the Company issued 11,809 shares of common stock (valued at approximately $117,000) in the acquisition of the assets of B&B Computers, headquartered in Burlington, Colorado.

o On March 27, 2000, the Company issued 2,689 shares of common stock (valued at approximately $35,000) pursuant to an employment agreement with two employees.

o On March 31, 2000, the Company issued 484,000 shares of common stock (valued at approximately $3.6 million) in the acquisition of a 19.9% interest in ENGINENUMBER9.COM.


NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission Staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB 101 provides interpretive guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 must be applied to financial statements no later than the second fiscal quarter of 2000. The Company does not believe that the adoption of SAB 101 will have a material impact on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion of the results of operations and financial condition of RMI.NET, Inc. (the "Company") should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Quarterly Report.


RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1999

         TOTAL REVENUE

         The Company's total revenues grew 135%, from $5,263,000 for the three months ended March 31, 1999, to $12,387,000 for the three months ended March 31, 2000. Revenue growth performance is attributable to an increase in the number of the Company's customers, which were added primarily through acquisitions. During the year ended December 31, 1999, the Company completed 16 acquisitions, 14 of which occurred in the second, third, and fourth quarters. In addition, the Company intensified its sales and marketing efforts by launching a national advertising campaign in September 1999 and by increasing the size of the sales force.

         COMMUNICATION SERVICES

         Communication Services is comprised predominately of dial-up, dedicated access, and telecommunication services. The Company offers a broad range of connectivity options to its customers including dedicated, Digital Subscriber Line ("DSL"), Integrated Services Digital Network ("ISDN"), and dial-up connections as well as long distance voice services. Connectivity customers typically pay fixed, monthly recurring service charges. The charges vary depending on the type of service, the length of the contract and local market conditions. Amounts billed relating to future periods are recorded as deferred revenue and amortized monthly as the services are rendered.

         Communication Services revenue increased 136%, from $4,339,000 for the three months ended March 31, 1999, to $10,243,000 for the comparable three month period in 2000. Acquisitions completed in last three quarters of 1999 contributed significantly to this increase.

         WEB SOLUTIONS

         Web Solutions revenues are comprised of three major products: Web site hosting and co-location, Web site production, and Web site marketing. Web hosting customers typically pay fixed, recurring monthly service charges. Revenue from Web site production and Web marketing customers is recognized as the service is provided.

         Web Solutions revenue grew 132%, from $924,000 for the three months ended March 31, 1999, to $2,145,000 for the comparable three month period in 2000. Web site hosting and co-location revenue accounted for $340,000 of revenue in 1999 and $842,000 in 2000, for an increase of 148%. This increase is due to an increase in the number of hosted Web sites as a result of acquisitions. Web site production increased from $656,000 in 1999 to $1,119,000 in 2000, for an increase of 71%. The increase in Web production revenue is primarily due to Web production revenue contributed through the acquired companies.

         OPERATING EXPENSES

         Operating expenses related to Communication Services customers consist primarily of costs for circuit and local line charges to provide service to our customers. The operating expenses related to Web solutions customers consist primarily of payroll expense related to Web-site design services and sub-contracting costs.

         Operating expenses increased 183%, from $2,770,000 for the three months ended March 31, 1999, to $7,832,000 for the comparable period in 2000, primarily due to acquisitions. In addition, the operating expenses as a percent of revenue increased from 53% in 1999 to 63% in 2000. Operating expenses as a percent of revenues increased for the three months ended March 31, 2000 relative to the comparable period of 1999, due to increased telephony operations which typically have lower margins and increased costs directly related to production services within the Web Solutions line of business due to acquisitions.

         SELLING EXPENSES

         Selling expenses consist primarily of salaries, commission, advertising, and marketing. Selling expenses increased 84%, from $857,000 for the three months ended March 31, 1999, to $1,579,000 for the comparable period in 2000. The increase in selling expenses is due primarily to the addition of sales personnel related to the 1999 acquisitions.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses ("G & A") consist primarily of salaries and related benefits, and include the expenses of general management, engineering, customer service, technical support, accounting, billing, and office facilities. G & A expenses increased 81%, from $3,618,000 for the three months ended March 31, 1999, to $6,549,000 for the comparable period in 2000. This increase was partially the result of higher payroll costs and benefits primarily related to the acquisitions during 1999. Payroll and benefits cost increased 99%, from $1,760,000 in 1999, to $3,500,000 in 2000, as a result of increasing the Company's headcount.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization is provided for over the estimated useful lives of assets ranging from three to seven years using the straight-line method. The excess of cost over the fair value of net assets acquired, or goodwill, is amortized using the straight-line method over a five-year period. Depreciation and amortization increased 237%, from $1,143,000 for the three months ended March 31, 1999, to $3,853,000 for the comparable period in 2000. The increase was due to higher goodwill amortization associated with the Company's acquisitions during 1999. Additional acquisitions and investments are likely to cause depreciation and goodwill amortization to increase in the future.

         EFFECTS OF INFLATION

         Historically, inflation has not had a material effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 2000, the Company used $6,743,000 in operations, as compared to $500,000 for the three months ended March 31, 1999. The increase in cash used in operations resulted primarily from a net loss of $7,404,000 million. In addition, the accounts payable balance was reduced by $1,073,000 and accrued liabilities decreased $677,000 due to payments made on existing balances. The trade receivable balance increased $967,000, primarily due to Web Solutions revenue to one customer of $625,000. The Company expects to continue to have operating cash flow deficiencies for the near future as it develops and expands its business.

         For the three months ended March 31, 2000, the Company used $1,005,000 in investing activities, as compared to $1,232,000 for the three months ended March 31, 1999. The funds were primarily used for capital expenditures of $805,000.

         For the three months ended March 31, 2000, the Company used $234,000 in financing activities, as compared to cash provided of $43,000 for the three months ended March 31, 1999. This was primarily the result of a decrease in the stock options exercised in 2000 compared to 1999.

         Since its inception, the Company has funded its operations and working capital needs primarily through the public and private placement of the Company's equity securities. In addition, a significant portion of the Company's capital expenditures have been financed through capital lease obligations payable to finance companies.

         In the Company's December 1999 private placement, the Company sold the following securities to two institutional investors, Advantage Fund II Ltd. and Koch Investment Group Limited, for aggregate consideration of $10 million:

         o  761,610 shares of common stock;

         o  Class A Warrants to purchase 182,786 shares of common stock; and

         o Class B Warrants to purchase a potentially unlimited number of shares of common stock.

         The outstanding Class B Warrants carry certain risks, including the potential for:

         o  substantial dilution;

         o a detrimental effect on the Company's ability to raise additional funds; and

         o a decline in the market value of the Company's common stock as a result of the exercise of the Class B Warrants and subsequent sales of the common stock.

         The number of shares that the Company may issue to holders of RMI.NET's Class B Warrants is based on the market price of the Company's common stock from May 2000 through November 2002. In effect, the holders of the Class B Warrants have the opportunity to profit from a rise in the market price of the Company's common stock, if any, without assuming the risk of loss from a decline in the stock price. If the market price of the Company's common stock decreases, the Company may issue a greater number of shares upon conversion of the Class B Warrants. There is theoretically no limit on the number of shares of common stock that the Company may be required to issue upon conversion of the Class B Warrants. A stockholder's percentage ownership could be diluted substantially. Moreover, because the exercise price of the Class B Warrants is only $0.01 per share, the Company will not receive material cash proceeds from the exercise of the Class B Warrants.

         The Company has cash and cash equivalents of $3,257,000 at March 31, 2000. Management estimates that, based upon its current expectations for growth, the Company will require additional funding of up to $5 million through the end of 2000 for the execution of its current business plan, including the financing of its anticipated capital expenditures and operating losses. In addition to increased cash flow from operations, the Company intends to obtain this funding from one or more of the following sources:

         1. a commitment from one of the institutional investors who purchased common stock and warrants in December 1999 to purchase an additional $7.5 million of common stock and warrants.

         2.    a private placement of common or preferred stock.

         3. establishing a credit facility to finance working capital and capital expenditures for up to $20 million.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have any derivative financial instruments as of March 31, 2000. The Company's interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on the Company's cash equivalents. The Company's long-term debt has fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. To mitigate the impact of fluctuations in interest rates, the Company generally enters into fixed rate investing and borrowing arrangements. As a result, the Company believes that the market risk arising from holding of its financial instruments is not material.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


     Although the Company resolved a prior dispute with Internet Communications Corp. ("ICC"), and in March 2000 the Company agreed again to acquire ICC, claims by third parties unrelated to ICC allegedly arising from the terminated 1998 merger remain outstanding. As a result of the 1998 merger attempt and the related financing transaction, the Company incurred costs, expenses, and related fees of $6.1 million, a portion of which are in dispute. Of the $6.1 million expense, approximately $4.2 million relates to a non-cash item regarding warrants that the Company issued. At this time, the Company is unable to determine the possible outcome of this remaining dispute.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2000, the Company issued, committed to issue, and/or sold the following equity securities that were not registered under the Securities Act of 1933:


          o On January 18, 2000, the Company issued an additional 58,065 shares of common stock (valued at approximately $495,000) pursuant to the earn out provisions of the June 30, 1998 acquisition of Application Methods, Inc.

          o On March 16, 2000, the Company issued 11,809 shares of common stock (valued at approximately $117,000) in the acquisition of the assets of B&B Computers, headquartered in Burlington, Colorado.

          o On March 27, 2000, the Company issued 2,689 shares of common stock (valued at approximately $35,000) pursuant to an employment agreement with two employees.

          o On March 31, 2000, the Company issued 484,000 shares of common stock (valued at $3.6 million in the acquisition of a 19.9% interest in ENGINENUMBER9.COM. ENGINENUMBER9.COM is a vertical market applications services provider ("ASP") and developer of "Private Label" virtual desktops for business and associations.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER EVENTS

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

           EXHIBIT
            NUMBER                         DESCRIPTION OF DOCUMENT
           --------          -------------------------------------------------

              27.1           Financial Data Schedule.

(b)      Reports on Form 8-K.

         (1) On January 7, 2000, the Registrant filed a Current Report on Form 8-K to report the acquisition of AIS Network Corporation, an Illinois corporation headquartered in Schaumburg, Illinois.

         (2) On February 2, 2000, the Registrant filed an amended Current Report on Form 8-K (initially filed on December 6, 1999) to report the Registrant's acquisition of the Internet access business of Networld.com, Inc., a subsidiary of FutureOne, Inc., an Arizona corporation headquartered in Phoenix, Arizona, and to provide financial statements and pro forma financial information regarding the acquisition.

         (3) On February 3, 2000, the Registrant filed an amended Current Report on Form 8-K (initially filed on December 9, 1999) to report the Registrant's acquisition of Western Regional Networks, Inc., a Colorado corporation headquartered in La Junta, Colorado, and to provide financial statements and pro forma financial information regarding the acquisition.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: May 8, 2000.


                                    RMI.NET, INC.
                                    a Delaware corporation


                                    By: /s/ Douglas H. Hanson
                                        ---------------------------------------
                                        Name:  Douglas H. Hanson
                                        Title: Chairman of the Board, Chief
                                               Executive Officer and Director
                                               (Principal Executive Officer)


                                    By: /s/ Michael D. Dingman, Jr.
                                        ---------------------------------------
                                        Name:  Michael D. Dingman, Jr.
                                        Title: Treasurer (Principal Financial
                                               and Accounting Officer)

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                         DESCRIPTION OF DOCUMENT
   -------      ---------------------------------------------------------------
    27.1        Financial Data Schedule.