Form 10-Q/A
period 2000-03-31
RMI NET INC
filed 2000-08-14
CIK 1003282

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended                March 31, 2000
                                   --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from               to
                                    ---------------  ---------------

     Commission file number  001-12063
                            -----------

                                  RMI.NET, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                  84-1322326
        -------------------------------                -------------------
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)


      999 EIGHTEENTH STREET, SUITE 2201
               DENVER, COLORADO                                80202
  ----------------------------------------                   ----------
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

Explanatory Note: The registrant hereby amends the disclosure in Part I, Item 1 and Part I, Item 2 to reflect a decrease of approximately $434,000 in revenues and accounts receivable. This change is due to billing adjustments made to customer accounts that were discovered during the second quarter of 2000 relating to the first quarter of 2000 and were inadvertently excluded due to a billing system conversion.


                CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

         This amended Quarterly Report on Form 10-Q/A and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, your attention is directed to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. We intend the disclosure in this section and throughout the amended Quarterly Report on Form 10-Q/A to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

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

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                  RMI.NET, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                       Page
                                                                                                       -----
    Consolidated Balance Sheets as of March 31, 2000
       and December 31, 1999...........................................................................  1

    Consolidated Statements of Operations for the Three Months Ended
       March 31, 2000 and 1999.........................................................................  2

    Consolidated Statements of Cash Flows for the Three Months Ended
       March 31, 2000 and 1999.........................................................................  3

    Notes to Consolidated Financial Statements.........................................................  4

                                  RMI.NET, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                         MARCH 31,      DECEMBER 31,
                                                                                           2000            1999
                                                                                       -------------   -------------
                                                                                        (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents ........................................................  $   3,256,566   $  11,238,188
   Trade receivables, net of allowance for doubtful accounts ........................      4,412,636       3,931,983
   Other ............................................................................        946,092         885,191
                                                                                       -------------   -------------
       Total current assets .........................................................  $   8,615,294   $  16,055,362
                                                                                       -------------   -------------


PROPERTY AND EQUIPMENT, NET .........................................................     10,110,840      10,746,914
GOODWILL, NET .......................................................................     41,598,967      43,648,461
OTHER, NET ..........................................................................      4,593,377         268,293
                                                                                       -------------   -------------
       Total assets .................................................................  $  64,918,478   $  70,719,030
                                                                                       =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable .................................................................  $   2,239,259   $   3,312,576
   Current maturities of long-term debt and capital lease obligations ...............      1,869,482       1,952,597
   Deferred revenue .................................................................      2,361,584       2,497,632
   Accrued payroll and related taxes ................................................        730,729       1,030,019
   Accrued expenses .................................................................      4,581,590       5,258,488
                                                                                       -------------   -------------
       Total current liabilities ....................................................     11,782,644      14,051,312
                                                                                       -------------   -------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS ........................................      1,906,363       2,222,373
                                                                                       -------------   -------------
       Total liabilities ............................................................     13,689,007      16,273,685
                                                                                       -------------   -------------

REDEEMABLE, CONVERTIBLE PREFERRED STOCK:
   Series B, $.001 par value; 9,600 shares authorized, 0 shares issued or
     outstanding ....................................................................             --              --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Series A Preferred Stock, $.001 par value; 750,000 shares authorized, 0
     issued or outstanding ..........................................................             --              --
   Common stock, $.001 par value; 100,000,000 shares authorized, 21,729,797 and 21,125,172 issued, respectively, 21,677,477 and 21,069,355
     outstanding, respectively ......................................................         21,677          21,069
   Additional paid-in capital .......................................................    101,713,390      97,101,828
   Accumulated deficit ..............................................................    (50,422,263)    (42,583,802)
   Unearned compensation ............................................................        (83,333)        (93,750)
                                                                                       -------------   -------------
       Total stockholders' equity ...................................................     51,229,471      54,445,345
                                                                                       -------------   -------------

                                                                                       $  64,918,478   $  70,719,030
                                                                                       =============   =============

                 See Notes to Consolidated Financial Statements

                                        3
                                  RMI.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                2000               1999
                                                            -------------      -------------
                                                                       (unaudited)
Revenue
   Communication services .............................     $   9,842,062      $   4,339,246
   Web solutions ......................................         2,111,243            923,754
                                                            -------------      -------------
                                                               11,953,305          5,263,000
                                                            -------------      -------------
Costs and expenses
   Operating expenses .................................         7,831,594          2,769,614
   Selling expenses ...................................         1,579,333            856,538
   General and administrative expenses ................         6,549,191          3,617,994
   Depreciation and amortization ......................         3,852,974          1,143,103
                                                            -------------      -------------
       Total costs and expenses .......................        19,813,092          8,387,249
                                                            -------------      -------------

         Operating loss ...............................        (7,859,787)        (3,124,249)

Other income (expense)
   Interest expense ...................................           (63,956)           (85,439)
   Interest income ....................................            74,433             22,500
   Other income, net ..................................            10,848                 --
                                                            -------------      -------------

Net loss ..............................................        (7,838,462)        (3,187,188)
Preferred stock dividends .............................                --             99,000
                                                            -------------      -------------

Net loss applicable to common stockholders ............     $  (7,838,462)     $  (3,286,188)
                                                            =============      =============

Basic and diluted loss per common share ...............             (0.37)             (0.34)
                                                            =============      =============

Weighted average common shares outstanding ............        21,019,000          9,767,000
                                                            =============      =============

                 See Notes to Consolidated Financial Statements

                                  RMI.NET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                               2000              1999
                                                                                          -------------      -------------
                                                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .........................................................................     $  (7,838,462)     $  (3,187,188)
   Items not requiring cash:
     Depreciation ...................................................................         1,124,119            172,748
     Amortization ...................................................................         2,728,855            970,355
     Stock contribution to pension plan .............................................            36,877             26,398
     Stock option compensation and stock bonus ......................................            45,417                 --
   Changes in operating assets and liabilities net of effects from acquired interests:
     Trade receivables ..............................................................          (532,657)           173,081
     Prepaid expenses and other assets ..............................................          (121,945)          (244,469)
     Accounts payable ...............................................................        (1,073,317)         1,598,183
     Deferred revenue ...............................................................          (136,048)           112,706
     Accrued payroll and related taxes ..............................................          (299,290)            55,265
     Accrued expenses ...............................................................          (676,898)          (177,416)
                                                                                          -------------      -------------
       Net cash used in operating activities ........................................        (6,743,349)          (500,337)
                                                                                          -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures .............................................................          (804,745)        (1,232,368)
   Cash paid for investments and acquisitions .......................................          (200,000)                --
       Net cash used in investing activities ........................................        (1,004,745)        (1,232,368)
                                                                                          -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of common stock options and warrants ......................           278,097            528,313
   Increase in deferred investment costs ............................................          (112,500)                --
                                                                                          -------------      -------------
   Payments on long-term debt and capital lease obligations .........................          (399,125)          (485,802)
                                                                                          -------------      -------------
       Net cash (used in) provided by financing activities ..........................          (233,528)            42,511
                                                                                          -------------      -------------

DECREASE IN CASH AND CASH EQUIVALENTS ...............................................        (7,981,622)        (1,690,194)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................................        11,238,188          5,729,346
                                                                                          -------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ............................................     $   3,256,566      $   4,039,152
                                                                                          =============      =============


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

         On March 17, 2000, the Company entered into definitive agreements to acquire Internet Communications Corp. ("ICC"), a company that is traded on the Nasdaq SmallCap Market under the symbol "INCC." The acquisition is subject to approval by the shareholders of ICC. ICC is a telecommunications integration and network services company that specializes in the design, implementation, maintenance, and monitoring of premise and network-based communications for wide-area networks. ICC is headquartered in Greenwood Village, Colorado and markets its products and services to Colorado-based businesses. Subject to certain conditions, and assuming a market value of $10.00 per share for the Company's common stock, the Company agreed to issue approximately 2.8 million shares of common stock to ICC's shareholders which, assuming a market value of $10.00 per share for the Company's common stock, the 2.8 million shares would be valued at approximately $28 million. The Company also agreed to issue warrants to purchase approximately 3.1 million shares of common stock at $11.50 per share to the shareholders of ICC. In the event the market value of the Company's common stock was less than $10.00 per share the Company agreed it would issue additional shares of common stock. The total number of shares to be issued by the Company to ICC shareholders may be greater or less than 2.8 million, depending on the RMI.NET share price at the time of closing. The number of shares issued by RMI.NET is subject to a collar that ranges from a maximum RMI.NET share price of $12.89 and a minimum RMI.NET share price of $6.19. Under the terms of the agreement, the number of shares issued may range between 2.2 million and 4.5 million.

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

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                       2000               1999
                                                   -------------      -------------
                                                              (unaudited)
NET SALES:
   Communication Services ....................     $   9,842,062      $   4,339,246
   Web Solutions .............................         2,111,243            923,754
                                                   -------------      -------------
                                                   $  11,953,305      $   5,263,000
                                                   =============      =============
OPERATING EXPENSES:
   Communication Services ....................     $   7,310,708      $   2,547,887
   Web Solutions .............................           520,886            221,727
                                                   -------------      -------------
                                                   $   7,831,594      $   2,769,614
                                                   =============      =============

SG&A:
   Communication Services ....................     $   7,198,355      $   3,232,541
   Web Solutions .............................           930,169          1,241,991
                                                   -------------      -------------
                                                   $   8,128,524      $   4,474,532
                                                   =============      =============

OPERATING INCOME/(LOSS) BEFORE
  DEPRECIATION AND AMORTIZATION:
   Communication Services ....................     $  (4,667,001)     $  (1,441,182)
   Web Solutions .............................           660,188           (539,964)
                                                   -------------      -------------
                                                   $  (4,006,813)     $  (1,981,146)
                                                   =============      =============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion of the results of operations and financial condition of RMI.NET, Inc. (the "Company") should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this amended Quarterly Report.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1999

         TOTAL REVENUE

         The Company's total revenues grew 127%, from $5,263,000 for the three months ended March 31, 1999, to $11,953,000 for the three months ended March 31, 2000. Revenue growth performance is attributable to an increase in the number of the Company's customers, which were added primarily through acquisitions. During the year ended December 31, 1999, the Company completed 16 acquisitions, 14 of which occurred in the second, third, and fourth quarters. In addition, the Company intensified its sales and marketing efforts by launching a national advertising campaign in September 1999 and by increasing the size of the sales force.

         COMMUNICATION SERVICES

         Communication Services is comprised predominately of dial-up, dedicated access, and telecommunication services. The Company offers a broad range of connectivity options to its customers including dedicated, Digital Subscriber Line ("DSL"), Integrated Services Digital Network ("ISDN"), and dial-up connections as well as long distance voice services. Connectivity customers typically pay fixed, monthly recurring service charges. The charges vary depending on the type of service, the length of the contract, and local market conditions. Amounts billed relating to future periods are recorded as deferred revenue and amortized monthly as the services are rendered.

         Communication Services revenue increased 127%, from $4,339,000 for the three months ended March 31, 1999, to $9,842,000 for the comparable three month period in 2000. This revenue included a one-time equipment sale in the amount of $525,000. Acquisitions completed in the last three quarters of 1999 contributed significantly to this increase.

         WEB SOLUTIONS

         Web Solutions revenues are comprised of three major products: Web site hosting and co-location, Web site production, and Web site marketing. Web hosting customers typically pay fixed, recurring monthly service charges. Revenue from Web site production and Web marketing customers is recognized as the service is provided.

         Web Solutions revenue grew 129%, from $924,000 for the three months ended March 31, 1999, to $2,111,000 for the comparable three month period in 2000. Web site hosting and co-location revenue accounted for $340,000 of revenue in 1999 and $842,000 in 2000, for an increase of 148%. This increase is due to an increase in the number of hosted Web sites as a result of acquisitions. Web site production increased from $656,000 in 1999 to $1,119,000 in 2000, for an increase of 71%. The increase in Web production revenue is primarily due to Web production revenue contributed through the acquired companies.

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

         SELLING EXPENSES

         Selling expenses consist primarily of salaries, commission, advertising, and marketing. Selling expenses increased 84%, from $857,000 for the three months ended March 31, 1999, to $1,579,000 for the comparable period in 2000. The increase in selling expenses is due primarily to the addition of sales personnel related to the 1999 acquisitions

         GENERAL AND ADMINISTRATIVE EXPENSES

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

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 2000, the Company used $6,743,000 in operations, as compared to $500,000 for the three months ended March 31, 1999. The increase in cash used in operations resulted primarily from a net loss of $7,838,000 million. In addition, the accounts payable balance was reduced by $1,073,000 and accrued liabilities decreased $677,000 due to payments made on existing balances. The trade receivable balance increased $533,000, primarily due to Web Solutions revenue to one customer of $625,000. The Company expects to continue to have operating cash flow deficiencies for the near future as it develops and expands its business.

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

         Date: August 14, 2000.


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


                                      By: /s/ Michael D. Dingman, Jr.
                                          -----------------------------------
                                          Name:  Michael D. Dingman, Jr.
                                          Title: Treasurer (Principal Financial
                                                 and Accounting Officer)