Form 10-Q
period 2000-06-30
RMI NET INC
filed 2000-08-14
CIK 1003282

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended              June 30, 2000
                                       -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                    to
                                       -----------------------------------------

         Commission file number 001-12063
                                ---------

                                  RMI.NET, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    DELAWARE                                                               84-1322326
-----------------------------------------------                           -------------------------------------------
        (State or other jurisdiction of                                                 (I.R.S. Employer
         incorporation or organization)                                               Identification No.)


       999 EIGHTEENTH STREET, SUITE 2201
               DENVER, COLORADO                                                               80202
----------------------------------------------------------------- ---------------------------------------------------
            (Address of principal executive offices)                                       (Zip Code)

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                                      Shares Outstanding as of August 4, 2000
----------------------------------------------------------------------------------------------------------
      Common Stock, $0.001 par value                                       21,902,326

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                  RMI.NET, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                     Page
                                                                                                     ----
    Consolidated Balance Sheets as of June 30, 2000
       and December 31, 1999...........................................................................1

    Consolidated Statements of Operations for the Three Months Ended
       June 30, 2000 and 1999..........................................................................2

    Consolidated Statements of Operations for the Six Months Ended
       June 30, 2000 and 1999..........................................................................3

    Consolidated Statements of Cash Flows for the Six Months Ended
       June 30, 2000 and 1999..........................................................................4

    Notes to Consolidated Financial Statements.........................................................5

                                  RMI.NET, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                    JUNE 30,      DECEMBER 31,
                                                                                      2000             1999
                                                                                  -------------   -------------
                                                                                   (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents ...................................................  $   2,507,240   $  11,238,188
   Trade receivables, net of allowance for doubtful accounts ...................      5,539,024       3,931,983
   Other .......................................................................      1,074,500         885,191
                                                                                  -------------   -------------
       Total current assets ....................................................  $   9,120,764   $  16,055,362
                                                                                  -------------   -------------

PROPERTY AND EQUIPMENT, NET ....................................................     10,040,988      10,746,914
GOODWILL, NET ..................................................................     38,874,424      43,648,461
OTHER, NET .....................................................................      5,613,507         268,293
                                                                                  -------------   -------------
       Total assets ............................................................  $  63,649,683   $  70,719,030
                                                                                  =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ............................................................  $   3,431,347   $   3,312,576
   Current maturities of long-term debt and capital lease obligations ..........      2,069,216       1,952,597
   Deferred revenue ............................................................      2,487,576       2,497,632
   Accrued payroll and related taxes ...........................................      1,354,377       1,030,019
   Accrued expenses ............................................................      4,804,728       5,258,488
                                                                                  -------------   -------------
       Total current liabilities ...............................................     14,147,244      14,051,312
                                                                                  -------------   -------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS ...................................      5,982,436       2,222,373
                                                                                  -------------   -------------
       Total liabilities .......................................................     20,129,680      16,273,685
                                                                                  -------------   -------------

REDEEMABLE, CONVERTIBLE PREFERRED STOCK:
   Series B, $ 001 par value; 9,600 shares authorized, 0 shares issued or
     outstanding ...............................................................             --              --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Series A Preferred Stock, $.001 par value; 750,000 shares authorized, 0
     issued or outstanding .....................................................             --              --
   Common stock, $.001 par value; 100,000,000 shares authorized, 21,922,442 and 21,125,172 issued, respectively, 21,874,092 and 21,069,355
     outstanding, respectively .................................................         21,868          21,069
   Additional paid-in capital ..................................................    102,397,457      97,101,828
   Accumulated deficit .........................................................    (58,826,406)    (42,583,802)
   Unearned compensation .......................................................        (72,916)        (93,750)
                                                                                  -------------   -------------
       Total stockholders' equity ..............................................     43,520,003      54,445,345
                                                                                  -------------   -------------

                                                                                  $  63,649,683   $  70,719,030
                                                                                  =============   =============

                 See Notes to Consolidated Financial Statements

                                  RMI.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   THREE MONTHS ENDED
                                                        JUNE 30,
                                                   2000           1999
                                               ------------   ------------
                                                       (unaudited)
Revenue
   Connectivity services ....................  $  9,280,295   $  5,393,928
   Web solutions ............................     2,491,937        994,830
                                               ------------   ------------
                                                 11,772,232      6,388,758
                                               ------------   ------------
Costs and expenses
   Operating expenses .......................     5,996,896      3,102,505
   Selling expenses .........................     2,062,944      1,158,145
   General and administrative expenses ......     7,409,553      4,634,097
   Depreciation and amortization ............     4,651,535      1,461,834
                                               ------------   ------------
       Total costs and expenses .............    20,120,928     10,356,581
                                               ------------   ------------

         Operating loss .....................    (8,348,696)    (3,967,823)

Other income (expense)
   Interest expense .........................      (110,333)      (143,045)
   Interest income ..........................        55,404         45,946
   Other income, net ........................          (518)            --
                                               ------------   ------------

Net loss ....................................    (8,404,143)    (4,064,922)
Preferred stock dividends ...................            --         78,607
                                               ------------   ------------

Net loss applicable to common stockholders ..  $ (8,404,143)  $ (4,143,529)
                                               ============   ============

Basic and diluted loss per common share .....  $      (0.39)  $      (0.39)
                                               ============   ============

Weighted average common shares outstanding ..    21,650,000     10,608,000
                                               ============   ============

                 See Notes to Consolidated Financial Statements

                                  RMI.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                   2000           1999
                                               ------------   ------------
                                                       (unaudited)
Revenue
   Connectivity services ....................  $ 19,122,357   $  9,800,938
   Web solutions ............................     4,603,180      1,850,820
                                               ------------   ------------
                                                 23,725,537     11,651,758
                                               ------------   ------------
Costs and expenses
   Operating expenses .......................    13,828,490      5,916,522
   Selling expenses .........................     3,642,277      2,014,683
   General and administrative expenses ......    13,958,744      8,207,688
   Depreciation and amortization ............     8,504,509      2,604,937
                                               ------------   ------------
       Total costs and expenses .............    39,934,020     18,743,830
                                               ------------   ------------

         Operating loss .....................   (16,208,483)    (7,092,072)

Other income (expense)
   Interest expense .........................      (174,289)      (228,484)
   Interest income ..........................       129,837         68,446
   Other income, net ........................        10,330             --
                                               ------------   ------------

Net loss ....................................   (16,242,605)    (7,252,110)
Preferred stock dividends ...................            --        177,607
                                               ------------   ------------

Net loss applicable to common stockholders ..  $(16,242,605)  $ (7,429,717)
                                               ============   ============

Basic and diluted loss per common share .....  $     (0.76)   $      (0.73)
                                               ============   ============

Weighted average common shares outstanding ..    21,295,000     10,141,000
                                               ============   ============

                 See Notes to Consolidated Financial Statements

                                  RMI.NET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                      2000           1999
                                                                                  ------------   ------------
                                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ....................................................................  $(16,242,605)  $ (7,252,110)
   Items not requiring cash:
     Depreciation ..............................................................     1,279,960        822,884
     Amortization ..............................................................     7,224,559      1,782,053
     Stock contribution to pension plan ........................................        75,058         42,139
     Stock option compensation and stock bonus .................................        55,834             --
   Changes in operating assets and liabilities net of effects from acquired interests:
     Trade receivables .........................................................    (1,621,948)    (1,284,521)
     Prepaid expenses and other assets .........................................      (189,131)      (328,906)
     Accounts payable ..........................................................       118,506      1,235,346
     Deferred revenue ..........................................................      (132,598)       343,643
     Accrued payroll and related taxes .........................................       324,358         66,362
     Accrued expenses ..........................................................      (519,882)      (331,376)
                                                                                  ------------   ------------
       Net cash used in operating activities ...................................    (9,627,889)    (4,904,486)
                                                                                  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures ........................................................      (863,104)    (2,184,823)
   Cash paid for investments and acquisitions ..................................      (210,000)        33,656
   Additions to capitalized software ...........................................    (1,206,967)            --
                                                                                  ------------   ------------
       Net cash used in investing activities ...................................    (2,280,071)    (2,151,167)
                                                                                  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from financing agreement .......................................     4,399,799             --
   Proceeds from exercise of common stock options and warrants .................       278,097      6,531,723
   Increase in deferred financing costs ........................................      (280,093)       (87,745)
   Payments on other long-term debt and capital lease obligations ..............    (1,220,791)      (695,010)
                                                                                  ------------   ------------
       Net cash provided by financing activities ...............................     3,177,012      5,748,968
                                                                                  ------------   ------------

DECREASE IN CASH AND CASH EQUIVALENTS ..........................................    (8,730,948)    (1,306,685)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................    11,238,188      5,729,346
                                                                                  ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................  $  2,507,240   $  4,422,661
                                                                                  ============   ============

                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

         The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The financial statements included herein have been prepared by RMI.NET, Inc. (hereinafter, "the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

CAPITALIZED SOFTWARE

         The Company capitalizes software development costs for products that will be licensed to others in the future. Capitalization of such costs occurs when technological feasibility is achieved and continues until the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in software technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) on a product-by-product basis over the estimated life, which is generally three years. All research and development expenditures are charged as research and development expenses in the period incurred.

         In addition, the Company also capitalizes costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/ operation stage is achieved. Costs incurred prior to and after the establishment of the application development stage are charged to general and administrative expenses.

         The Company capitalized software development costs of $890,267 and $1,206,967 for the three and six months ended June 30, 2000, respectively. No software development costs were capitalized in 1999.

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

         The Company has excluded the Class B Warrants having an exercise price of $0.01 per share from its calculation of basic loss per share. Although these warrants became exercisable in June 2000, the shares underlying these warrants may not be issued until the warrant holders fully dispose of their initial share ownership in the Company.

NOTE 3. ACQUISITIONS

         On March 17, 2000, the Company entered into definitive agreements to acquire Internet Communications Corp. ("ICC"), a company that is traded on the Nasdaq SmallCap Market under the symbol "INCC." The acquisition is subject to approval by the shareholders of ICC. ICC is a telecommunications integration and network services company that specializes in the design, implementation, maintenance, and monitoring of premise and network-based communications for wide-area networks. ICC is headquartered in Greenwood Village, Colorado and markets its products and services to Colorado-based businesses. Subject to certain conditions, and assuming a market value of $10.00 per share for the Company's common stock, the Company agreed to issue approximately 2.8 million shares of common stock to ICC's shareholders which, assuming a market value of $10.00 per share for the Company's common stock, the 2.8 million shares would be valued at approximately $28 million. The Company also agreed to issue warrants to purchase approximately 3.1 million shares of common stock at $11.50 per share to the shareholders of ICC. In the event the market value of the Company's common stock was less than $10.00 per share the Company agreed it would issue additional shares of common stock. The total number of shares to be issued by the Company to ICC shareholders may be greater or less than 2.8 million, depending on the RMI.NET share price at the time of closing. The number of shares issued by RMI.NET is subject to a collar that ranges from a maximum RMI.NET share price of $12.89 and a minimum RMI.NET share price of $6.19. Under the terms of the agreement, the number of shares issued may range between 2.2 million and 4.5 million. The agreement provides that the parties may complete the transaction up to and including September 13, 2000. The parties are continuing all necessary preparations to meet such date. The Company's stock price is currently below the collar, however, the Company has no reason to believe that the acquisition will not be consummated.

         On June 7, 2000, the Company agreed to issue, subject to completion of certain conditions, 166,000 shares of common stock (valued at approximately $646,000) in the acquisition of the assets of ImageNet, Inc., an Internet service provider based in Loveland, Colorado.

         The ImageNet, Inc. acquisition has been accounted for using the purchase method of accounting. Substantially all of the purchase price of the acquisition was recorded as goodwill. The allocation of the purchase price is preliminary, subject to evaluation of assets and liabilities assumed.

NOTE 4. SEGMENT INFORMATION

         The Company's management regularly evaluates the performance of the Company by reviewing the operating results of its two segments: Web Solutions and Connectivity Services. The Company considers each division to be an operating segment as they have separate management teams, offer different products and services, and utilize different marketing strategies to target different types of customers. Web Solutions provides Web site production, hosting, marketing, and data center co-location services. Connectivity services consist of dedicated and dial-up Internet services and long distance and related services. The Company believes that all telecommunications services within this segment should be aggregated as the services contained therein are offered to the same class of customer.

         In making operating decisions and allocating resources, the Company's management specifically focuses on the revenues and operating costs generated by each operating segment, as summarized in the following tables. Certain shared costs of the segments have been allocated to each segment based upon its share of the consolidated revenues for the period reported.

                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    JUNE 30,                      JUNE 30,
                                          ---------------------------   ---------------------------
                                              2000           1999           2000           1999
                                          ------------   ------------   ------------   ------------
                                                                 (unaudited)
NET SALES:
   Connectivity Services ...............  $  9,280,295   $  5,393,928   $ 19,122,357   $  9,800,938
   Web Solutions .......................     2,491,937        994,830      4,603,180      1,850,820
                                          ------------   ------------   ------------   ------------
                                          $ 11,772,232   $  6,388,758   $ 23,725,537   $ 11,651,758
                                          ============   ============   ============   ============
OPERATING EXPENSES:
   Connectivity Services ...............  $  5,626,231   $  2,857,366   $ 12,936,939   $  5,405,253
   Web Solutions .......................       370,665        245,139        891,551        511,269
                                          ------------   ------------   ------------   ------------
                                          $  5,996,896   $  3,102,505   $ 13,828,490   $  5,916,522
                                          ============   ============   ============   ============

SG&A:
   Connectivity Services ...............  $  7,427,173   $  4,890,299   $ 14,193,893   $  8,598,602
   Web Solutions .......................     2,045,324        901,943      3,407,128      1,623,769
                                          ------------   ------------   ------------   ------------
                                          $  9,472,497   $  5,792,242   $ 17,601,021   $ 10,222,371
                                          ============   ============   ============   ============

OPERATING INCOME/(LOSS) BEFORE
  DEPRECIATION AND AMORTIZATION:
   Connectivity Services ...............  $ (3,773,109)  $ (2,353,737)  $ (8,008,475)  $ (4,202,917)
   Web Solutions .......................        75,948       (152,252)       304,501       (284,218)
                                          ------------   ------------   ------------   ------------
                                          $ (3,697,161)  $ (2,505,989)  $ (7,703,974)  $ (4,487,135)
                                          ============   ============   ============   ============

NOTE 5. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

         On June 7, 2000, the Company acquired assets of ImageNet, Inc. and agreed to loan ImageNet, Inc. $20,000 per month for a period of six months following the closing date. The principal amount shall be repaid within thirty
(30) calendar days following the issuance of the six-month lock-up shares.

         The Company has several agreements with its service providers whereby it is granted certain discounts on services based on anticipated volume over specified periods with monthly minimums.

         The Company has a service agreement with Global Crossing Bandwidth, Inc. for Dedicated Carrier Termination, Carrier Toll Free, NOS Switched and Dedicated, Inbound and Outbound, Calling Card, 800 PIN, and International Services through January 18, 2005. The service agreement was assumed as part of the Company's purchase of Idealdial Corporation and was renegotiated as of September 29, 1999. The terms of the amended agreement currently provide for an aggregate minimum commitment of approximately $30 million subject to certain monthly minimums. The Company's minimum monthly usage was $250,000 through December 1999, then escalates each month to $500,000 per month in September 2000. The minimum monthly usage charge then increases to $550,000 in December 2001 until the earlier of the expiration of the agreement or when the Company has paid an aggregate of $29.8 million in usage charges. Historically, the Company has not met its monthly minimums and the service provider has not yet billed the Company for its minimum amounts. The service provider has waived the minimum commitments through June 30, 2000. The Company is currently in negotiation with Global Crossing and believes it will be able to renegotiate the commitment whereby past deficiencies will be offset by broadening the scope of services under the commitment along with future increases in its commitment.

         The Company has a service agreement with MCI Worldcom Communication, Inc. for certain network data services through July 2003. The terms of the agreement provide for an aggregate minimum commitment of approximately $6.8 million subject to a monthly minimum of $250,000 beginning April 2001. Historically, the Company has met its monthly minimums.


NOTE 6. COMMON STOCK TRANSACTIONS

       The increase in the Company's common stock issued and outstanding as of June 30, 2000 is primarily a result of:

o On June 7, 2000, the Company agreed to issue, subject to completion of certain conditions, 166,000 shares of common stock (valued at approximately $646,000) in the acquisition of the assets of ImageNet, Inc., an Internet service provider based in Loveland, Colorado.

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission Staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB 101 provides interpretive guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 must be applied to financial statements no later than the fourth fiscal quarter of 2000. The Company has not fully assessed whether the adoption of SAB 101 will have a material impact on its financial position or results of operations.

NOTE 8. FINANCING AGREEMENT

         On May 22, 2000, the Company entered into a financing agreement (the "Agreement") with RFC Capital Corporation to fund general corporate purposes and working capital needs. The Agreement allows the Company to borrow up to $20 million. The maximum amount of the loan outstanding may not exceed a specified multiple of the Company's eligible monthly cash collections ($4,399,799 outstanding at June 30, 2000). Interest for this Agreement shall be at a rate equal to the greater of (i) LIBOR, plus six hundred and fifteen basis points (6.15%) per annum, or (ii) $3,000 per month. The Agreement shall continue until May 22, 2002. The Company has also issued to RFC Capital Corporation a warrant to purchase 252,255 shares of common stock at $4.03125 per share.

NOTE 9. CORPORATE RESTRUCTURING

         On June 22, 2000 the Company reduced its workforce by 108 people or 24 percent throughout all its markets across the country with the majority of the impact in Seattle and Denver. The Company will continue to reduce operating expenses through improved productivity, which, in part, involves centralizing its accounting, billing, technical support, and customer service facilities. In the three month period ending June 30, 2000, the Company realized a one time-charge of $140,000 for severance payments and outplacement service and support which had not been paid as of June 30, 2000.

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

         Although we believe that the expectations expressed in these forward-looking statements are reasonable, our expectations may not turn out to be correct. Actual results could be materially different from our expectations, including the following: we may lose subscribers or fail to grow our customer base; we may not be able to sustain our current growth or to successfully integrate new customers or assets obtained through acquisitions; we may fail to compete with existing and new competitors; we may not adequately respond to technological developments impacting the Internet; we may fail to implement proper security measures to protect our network from inappropriate use, which could overload our network's capacity and cause us to experience a major system failure; we may issue a substantial number of shares of our common stock upon exercise of Class B Warrants, especially if the market value of our stock declines, thereby causing significant dilution in the value of your investment; we may fail to settle outstanding litigation; and we may not be able to find needed financing. This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 under the caption "Item 1. Business - Risk Factors" and in our other SEC filings and our press releases.

RESULTS OF OPERATIONS

       THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

         TOTAL REVENUE

         The Company's total revenues grew 84%, from $6,389,000 for the three months ended June 30, 1999, to $11,772,000 for the three months ended June 30, 2000. Revenue growth performance is attributable to an increase in the number of the Company's customers. During the year ended December 31, 1999, the Company completed 16 acquisitions, 10 of which occurred in the second half of 1999.

         CONNECTIVITY SERVICES

         Connectivity Services is comprised predominately of dial-up, dedicated access, DSL, and telecommunication services. The Company offers a broad range of connectivity options to its customers including dedicated, Digital Subscriber Line ("DSL"), Integrated Services Digital Network ("ISDN"), and dial-up connections as well as long distance voice services. Connectivity customers typically pay fixed, monthly recurring service charges. The charges vary depending on the type of service, the length of the contract, and local market conditions. Amounts billed relating to future periods are recorded as deferred revenue and amortized monthly as the services are rendered.

         Connectivity Services revenue increased 72%, from $5,394,000 for the three months ended June 30, 1999, to $9,280,000 for the comparable three month period in 2000. Acquisitions completed in the second half of 1999 contributed significantly to this increase.

         WEB SOLUTIONS

         Web Solutions revenues are comprised of three major products: Web site hosting and co-location, Web site production, and Web site marketing. Web hosting customers typically pay fixed, recurring monthly service charges. Revenue from Web site production and Web marketing customers is recognized as the service is provided.

         Web Solutions revenue grew 150%, from $995,000 for the three months ended June 30, 1999, to

$2,492,000 for the comparable three month period in 2000. Web site hosting and co-location revenue accounted for $354,000 of revenue in 1999 and $1,150,000 in 2000, for an increase of 225%. This increase is due to an increase in the number of hosted Web sites. Web site production increased from $718,000 in 1999 to $1,239,000 in 2000, for an increase of 73%.

         OPERATING EXPENSES

         Operating expenses related to Connectivity Services customers consist primarily of costs for circuit and local line charges to provide service to our customers. The operating expenses related to Web solutions customers consist primarily of payroll expense related to Web site design services and sub-contracting costs.

         Operating expenses increased 93%, from $3,103,000 for the three months ended June 30, 1999, to $5,997,000 for the comparable period in 2000, primarily due to acquisitions. In addition, the operating expenses as a percent of revenue increased from 49% in 1999 to 51% in 2000. Operating expenses as a percent of revenues increased, due to inability to quickly assimilate the acquisitions the Company made. However, actions, such as supplier contract renegotiations and the Company's recent restructuring, have been taken to correct the situation.

         SELLING EXPENSES

         Selling expenses consist primarily of salaries, commission, advertising, and marketing. Selling expenses increased 78%, from $1,158,000 for the three months ended June 30, 1999, to $2,063,000 for the comparable period in 2000. The increase in selling expenses is due primarily to the addition of sales personnel related to the 1999 acquisitions.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses ("G & A") consist primarily of salaries and related benefits, and include the expenses of general management, engineering, customer service, technical support, accounting, billing, and office facilities. G & A expenses increased 60%, from $4,634,097 for the three months ended June 30, 1999, to $7,410,000 for the comparable period in 2000. This increase was partially the result of higher payroll costs and benefits primarily related to the acquisitions during 1999. Payroll and benefits cost increased 46%, from $2,711,000 in 1999, to $3,955,000 in 2000, as a result of acquisitions and the resulting increase in the number of employees.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization is provided for over the estimated useful lives of assets ranging from three to seven years using the straight-line method. The excess of cost over the fair value of net assets acquired, or goodwill, is amortized using the straight-line method over a five-year period. Depreciation and amortization increased 218%, from $1,462,000 for the three months ended June 30, 1999, to $4,652,000 for the comparable period in 2000. The increase was due to higher goodwill amortization associated with the Company's acquisitions during 1999. Additional acquisitions and investments are likely to cause depreciation and goodwill amortization to increase in the future.

     SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

         TOTAL REVENUE

         The Company's total revenues grew 104%, from $11,652,000 for the six months ended June 30, 1999, to $23,726,000 for the six months ended June 30, 2000. Revenue growth is attributable to an intensified sales and marketing campaign and acquisitions.

         CONNECTIVITY SERVICES

         Connectivity Services revenue increased 95%, from $9,801,000 for the six months ended June 30, 1999, to $19,122,000 for the comparable six month period in 2000. Acquisitions completed in the second half of 1999 contributed significantly to this increase, as did increased sales of DSL services.

         WEB SOLUTIONS

         Web Solutions revenue grew 149%, from $1,851,000 for the six months ended June 30, 1999, to $4,604,000 for the comparable six month period in 2000. Web site hosting and co-location revenue accounted for $694,000 of revenue in 1999 and $1,992,000 in 2000, for an increase of 187%. This increase is due to an increase in the number of hosted Web sites. Web site production increased from $1,284,000 in 1999 to $2,359,000 in 2000, for an increase of 84%. The increase in Web production revenue is primarily due to Web Solutions' increased sales efforts in regions where acquisitions occurred.

         OPERATING EXPENSES

         Operating expenses increased 134%, from $5,917,000 for the six months ended June 30, 1999, to $13,828,000 for the comparable period in 2000, primarily due to acquisitions. In addition, the operating expenses as a percent of revenue increased from 51% in 1999 to 58% in 2000. Operating expenses as a percent of revenues increased for the six months ended June 30, 2000 relative to the comparable period of 1999, due to an inability to assimilate quickly the acquisitions the Company made during this period. Significant actions, such as supplier contract renegotiations and the Company's recent restructuring, have been taken to consolidate all acquisitions.

         SELLING EXPENSES

         Selling expenses increased 81%, from $2,015,000 for the six months ended June 30, 1999, to $3,642,000 for the comparable period in 2000. The increase in selling expenses is due primarily to the increase in the size of the sales force.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses ("G & A") consist primarily of salaries and related benefits, and include the expenses of general management, engineering, customer service, technical support, accounting, billing, and office facilities. G & A expenses increased 70%, from $8,208,000 for the six months ended June 30, 1999, to $13,959,000 for the comparable period in 2000. This increase was partially the result of higher payroll costs and benefits primarily related to the acquisitions during 1999. Payroll and benefits cost increased 66%, from $4,752,000 in 1999, to $7,904,000 in 2000, as a result of acquisitions and the resulting increase in the number of employees.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization is provided for over the estimated useful lives of assets ranging from three to seven years using the straight-line method. The excess of cost over the fair value of net assets acquired, or goodwill, is amortized using the straight-line method over a five-year period. Depreciation and amortization increased 226%, from $2,605,000 for the six months ended June 30, 1999, to $8,505,000 for the comparable period in 2000. The increase was due to higher goodwill amortization associated with the Company's acquisitions during 1999.

         EFFECTS OF INFLATION

         Historically, inflation has not had a material effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 2000, the Company used $9,628,000 in operations, as compared to $4,904,000 for the six months ended June 30, 1999. The increase in cash used in operations resulted primarily from a net loss of $16,243,000. In addition, the trade receivable balance increased $1,622,000, primarily due to Web Solutions revenue to one customer of approximately $1,300,000. The Company expects to continue to have operating cash flow deficiencies for the near future as it develops and expands its business.

         For the six months ended June 30, 2000, the Company used $2,280,000 in investing activities, as compared to $2,151,000 for the six months ended June 30, 1999. The funds were primarily used for capital expenditures of $863,000. The Company also capitalized approximately $1,207,000 of development costs for a software platform to reduce costs related to the Company's future production of commerce-enabled Web sites for customers and certain software being developed for future sale.

         For the six months ended June 30, 2000, the Company received net cash of $3,177,000 from financing activities, as compared to net cash of $5,749,000 for the six months ended June 30, 1999. Cash provided from financing activities during the period was primarily the result of receiving borrowings under the revolving credit facility with RFC Capital, offset by increased payments on debt and capital lease obligations.

         Under the RFC revolving credit facility, the maximum amount of the loan outstanding may not exceed a specified multiple of the Company's eligible monthly cash collections ($4,399,799 outstanding at June 30, 2000). Interest for this Agreement shall be at a rate equal to the greater of (i) LIBOR, plus six hundred and fifteen basis points (6.15%) per annum, or (ii) $3,000 per month. The Agreement shall continue until May 22, 2002. The Company has also issued to RFC Capital Corporation a warrant to purchase 252,255 shares of common stock at $4.03125 per share.

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

         The Company has cash and cash equivalents of $2,507,240 at June 30, 2000. Management estimates that, based upon its current expectations for growth, the Company will require additional funding of up to $6 million through the end of 2000 for the execution of its current business plan, including the financing of its anticipated capital expenditures and operating losses. In addition to increased cash flow from operations resulting from actions such as supplier contract renegotiations and the Company's recent restructuring, the Company intends to obtain this funding from one or more of the following sources:

     1. A commitment from one of the institutional investors who purchased common stock and warrants in December 1999 to purchase an additional $7.5 million of common stock and warrants.

     2. Increased borrowings under the credit facility with RFC Capital to finance working capital and capital expenditures for up to $20 million.

     3. A private placement of common or preferred stock under the recently filed Form S-3 for aggregate gross proceeds up to $30 million.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any derivative financial instruments as of June 30, 2000. The Company's interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on the Company's cash equivalents. The Company's long-term debt has fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. To mitigate the impact of fluctuations in interest rates, the Company generally enters into fixed rate investing and borrowing arrangements. As a result, the Company believes that the market risk arising from holding of its financial instruments is not material.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         Although the Company resolved a prior dispute with Internet Communications Corp. ("ICC"), and in March 2000 the Company agreed again to acquire ICC, claims by third parties unrelated to ICC allegedly arising from the terminated 1998 merger remain outstanding. As a result of the 1998 merger attempt and the related financing transaction, the Company incurred costs, expenses, and related fees of $6.1 million, a portion of which are in dispute. Of the $6.1 million expense, approximately $4.2 million relates to a non-cash item regarding warrants that the Company issued. Related to this dispute, certain third parties filed suit on June 12, 2000 in New York state court claiming they were entitled to approximately $770,000 in fees. The Company filed an answer and counterclaim on July 13, 2000, disputing all such claims. At this time, the Company is unable to determine the possible outcome of this remaining dispute.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 2000, the Company issued, committed to issue, and/or sold the following equity securities that were not registered under the Securities Act of 1933:

         o Pursuant to a Loan and Security Agreement with RFC Capital Corporation for initial advances of up to $12 million, the Company has issued a Warrant to purchase 252,255 shares of its common stock at a purchase price of $4.032 per share. The term of the warrant is 5 years expiring on May 22, 2005. The warrant is subject to certain anti-dilution provisions including adjustments for stock splits and stock dividends. Under certain circumstances an adjustment may also be required due to a recapitalization, reclassification, reorganization, merger, or if the Company issues or sells shares at a price below the purchase price of $4.032 per share.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following five matters were submitted to a vote of security holders at the 2000 Annual Meeting of Stockholders held on June 15, 2000:

1. Election of five directors to the Board of Directors of the Company for a one-year term. The following votes were cast in the election of directors:

               Director                         For                Withhold Authority
     -----------------------------     ----------------------    -----------------------
     Douglas H. Hanson                      17,776,467                   75,924
     D. D. Hock                             17,776,467                   75,924
     Robert W. Grabowski                    17,776,467                   75,924
     Lewis H. Silverberg                    17,776,467                   75,924
     Michael T. Victor                      17,776,467                   75,924

2. Proposed amendment to Article 1 of the Company's Amended and Restated Certificate of Incorporation, as amended, to change the name of the Company from RMI.NET, Inc. to Internet Communications Company, Inc., subject to completion of the proposed merger between the Company and Internet Communications Corporation.

         There were 9,331,850 votes cast for approval of the amendment, 77,885 votes cast against approval of the amendment, 8,705 abstentions, and 8,433,951 shares not voted.

3. Proposal to adopt the RMI.NET, Inc. 2000 Employees' Stock Option Plan. There were 8,584,846 votes cast for the proposal, 792,492 votes cast against approval of the proposal, 41,102 abstentions, and 8,433,951 shares not voted.

4. Proposal to adopt the RMI.NET, Inc. Employees' Stock Purchase Plan. There were 8,858,970 votes cast for the proposal, 522,678 votes cast against the proposal, 36,792 abstentions, and 8,433,951 shares not voted.

5. Proposed ratification of the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 2000. There were 17,822,372 votes cast for ratification, 17,675 votes cast against ratification, and 12,344 abstentions.

ITEM 5. OTHER EVENTS

         None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.


           EXHIBIT
            NUMBER             DESCRIPTION OF DOCUMENT
           -------           ---------------------------
              27.1           Financial Data Schedule.

(b)      Reports on Form 8-K.

         1) On April 3, 2000, the Registrant filed a Current Report on Form 8-K to report the execution of a definitive Agreement and Plan of Merger pursuant to which RMI.NET will acquire Internet Communications Corporation in exchange for RMI.NET common stock, as well as warrants to purchase shares of RMI.NET common stock.

         2) On May 24, 2000, the Registrant filed an amended Current Report on Form 8-K (initially filed on April 3, 2000) to provide financial statements and pro forma financial information regarding the proposed acquisition of Internet Communications Corporation.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date:  August 14, 2000.


                                   RMI.NET, INC.
                                   a Delaware corporation


                                   By:     /s/ Douglas H. Hanson
                                      --------------------------
                                        Name:    Douglas H. Hanson
                                        Title:   Chairman of the Board, Chief
                                                 Executive Officer and Director
                                                (Principal Executive Officer)


                                   By:     /s/ Michael D. Dingman, Jr.
                                      --------------------------------
                                        Name:  Michael D. Dingman, Jr.
                                        Title: Treasurer (Principal Financial
                                               and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
  27.1           Financial Data Schedule.