Form 10-Q
period 2000-09-30
RMI NET INC
filed 2000-11-14
CIK 1003282

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2000
                                       -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                   to
                                       -------------------  --------------------

         Commission file number 001-12063
                                ---------

                                  RMI.NET, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                            84-1322326
-------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


   999 EIGHTEENTH STREET, SUITE 2201
           DENVER, COLORADO                                       80202
----------------------------------------                   ---------------------
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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                     Shares Outstanding as of November 10, 2000
------------------------------        ------------------------------------------
Common Stock, $0.001 par value                        25,249,793

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                  RMI.NET, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                     Page
                                                                                                     ----
    Consolidated Balance Sheets as of September 30, 2000
       and December 31, 1999...........................................................................1

    Consolidated Statements of Operations for the Three Months Ended
       September 30, 2000 and 1999.....................................................................2

    Consolidated Statements of Operations for the Nine Months Ended
       September 30, 2000 and 1999.....................................................................3

    Consolidated Statements of Cash Flows for the Nine Months Ended
       September 30, 2000 and 1999.....................................................................4

    Notes to Consolidated Financial Statements.........................................................5

                                  RMI.NET, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                                           2000             1999
                                                                                       -------------    -------------
                                                                                        (unaudited)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .......................................................   $   1,245,932    $  11,238,188
   Trade receivables, net of allowance for doubtful accounts .......................       6,405,463        3,931,983
   Other ...........................................................................         857,001          885,191
                                                                                       -------------    -------------
       Total current assets ........................................................   $   8,508,396    $  16,055,362
                                                                                       -------------    -------------

PROPERTY AND EQUIPMENT, NET ........................................................       8,738,185       10,746,914
GOODWILL, NET ......................................................................      39,519,044       43,648,461
OTHER, NET .........................................................................       5,997,498          268,293
                                                                                       -------------    -------------
       Total assets ................................................................   $  62,763,123    $  70,719,030
                                                                                       =============    =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ................................................................   $   4,035,094    $   3,312,576
   Current maturities of long-term debt and capital lease obligations ..............       1,875,788        1,952,597
   Deferred revenue ................................................................       2,280,752        2,497,632
   Accrued payroll and related taxes ...............................................         771,068        1,030,019
   Accrued expenses ................................................................       5,273,395        5,258,488
                                                                                       -------------    -------------
       Total current liabilities ...................................................      14,236,097       14,051,312
                                                                                       -------------    -------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS........................................       7,348,695        2,222,373
                                                                                       -------------    -------------
       Total liabilities ...........................................................      21,584,792       16,273,685
                                                                                       -------------    -------------

REDEEMABLE, CONVERTIBLE PREFERRED STOCK:
   Series B, $.001 par value; 9,600 shares authorized, 0 shares issued or
     outstanding ...................................................................              --               --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Series A Preferred Stock, $.001 par value; 750,000 shares authorized, 0
     shares issued or outstanding ..................................................              --               --
   Common stock, $.001 par value; 100,000,000 shares authorized, 24,516,228 and 21,125,172 issued, respectively, 23,351,796 and 21,069,355
     outstanding, respectively .....................................................          23,921           21,069
   Additional paid-in capital ......................................................     107,164,645       97,101,828
   Accumulated deficit .............................................................     (65,947,736)     (42,583,802)
   Unearned compensation ...........................................................         (62,499)         (93,750)
                                                                                       -------------    -------------
       Total stockholders' equity ..................................................      41,178,331       54,445,345
                                                                                       -------------    -------------

                                                                                       $  62,763,123    $  70,719,030
                                                                                       =============    =============

                 See Notes to Consolidated Financial Statements

                                  RMI.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                    2000            1999
                                                ------------    ------------
                                                         (unaudited)
Revenue
   Connectivity services ....................   $  8,996,850    $  8,058,486
   Web solutions ............................      1,689,977       1,073,115
                                                ------------    ------------
                                                  10,686,827       9,131,601
                                                ------------    ------------
Costs and expenses
   Operating expenses .......................      5,878,079       4,925,832
   Selling expenses .........................      1,431,822       1,712,389
   General and administrative expenses ......      5,960,246       5,562,262
   Depreciation and amortization ............      4,308,226       2,275,010
                                                ------------    ------------
       Total costs and expenses .............     17,578,373      14,475,493
                                                ------------    ------------

         Operating loss .....................     (6,891,546)     (5,343,892)

Other income (expense)
   Interest expense .........................       (274,827)       (140,471)
   Interest income ..........................         45,045          52,298
                                                ------------    ------------

Net loss ....................................     (7,121,328)     (5,432,065)
Preferred stock dividends ...................             --          21,654
                                                ------------    ------------

Net loss applicable to common stockholders ..   $ (7,121,328)   $ (5,453,719)
                                                ============    ============

Basic and diluted loss per common share .....   $      (0.33)   $      (0.35)
                                                ============    ============

Weighted average common shares outstanding ..     21,629,000      15,471,000
                                                ============    ============

                 See Notes to Consolidated Financial Statements

                                  RMI.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                    2000            1999
                                                ------------    ------------
                                                        (unaudited)
Revenue
   Connectivity services ....................   $ 28,119,207    $ 17,859,424
   Web solutions ............................      6,293,157       2,923,935
                                                ------------    ------------
                                                  34,412,364      20,783,359
                                                ------------    ------------
Costs and expenses
   Operating expenses .......................     19,706,569      10,842,354
   Selling expenses .........................      5,074,100       3,726,203
   General and administrative expenses ......     19,918,989      13,770,819
   Depreciation and amortization ............     12,812,735       4,879,947
                                                ------------    ------------
       Total costs and expenses .............     57,512,393      33,219,323
                                                ------------    ------------

         Operating loss .....................    (23,100,029)    (12,435,964)

Other income (expense)
   Interest expense .........................       (517,381)       (368,968)
   Interest income ..........................        253,476         120,741
                                                ------------    ------------

Net loss ....................................    (23,363,934)    (12,684,191)
Preferred stock dividends ...................             --         199,261
                                                ------------    ------------

Net loss applicable to common stockholders ..   $(23,363,934)   $(12,883,452)
                                                ============    ============

Basic and diluted loss per common share .....   $      (1.10)   $      (1.09)
                                                ============    ============

Weighted average common shares outstanding ..     21,294,000      11,806,000
                                                ============    ============

                 See Notes to Consolidated Financial Statements

                                  RMI.NET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                       2000            1999
                                                                                   ------------    ------------
                                                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ....................................................................   $(23,363,934)   $(12,684,191)
   Items not requiring cash:
     Depreciation ..............................................................      1,898,981       1,374,435
     Amortization ..............................................................     10,913,754       3,505,512
     Stock contribution to pension plan ........................................        113,974          60,006
     Stock option compensation and stock bonus .................................        101,251              --
   Changes in operating assets and liabilities net of effects from acquired interests:
     Trade receivables .........................................................     (2,307,841)     (1,503,315)
     Prepaid expenses and other assets .........................................         24,614        (433,708)
     Accounts payable ..........................................................        481,231          99,013
     Deferred revenue ..........................................................       (339,422)        720,089
     Accrued payroll and related taxes .........................................       (296,637)        264,964
     Accrued expenses ..........................................................        (51,376)       (616,331)
                                                                                   ------------    ------------
       Net cash used in operating activities ...................................    (12,825,405)     (9,213,526)
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures ........................................................       (504,104)     (2,638,466)
   Cash paid for investments and acquisitions ..................................       (182,464)       (176,565)
   Increase in deferred acquisition costs ......................................       (448,993)       (109,701)
   Additions to capitalized software ...........................................     (1,418,157)             --
                                                                                   ------------    ------------
       Net cash used in investing activities ...................................     (2,553,718)     (2,924,732)
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from financing agreement .......................................      6,111,172              --
   Net proceeds from issuance of common stock ..................................        750,000              --
   Proceeds from exercise of common stock options and warrants .................        285,027      14,032,390
   Payments on other long-term debt and capital lease obligations ..............     (1,759,332)     (1,410,697)
                                                                                   ------------    ------------
       Net cash provided by financing activities ...............................      5,386,867      12,621,693
                                                                                   ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............................     (9,992,256)        483,435

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................     11,238,188       5,729,346
                                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................   $  1,245,932    $  6,212,781
                                                                                   ============    ============

                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

         The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The financial statements included herein have been prepared by RMI.NET, Inc. (hereinafter, "RMI.NET" or "the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

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

         In addition, the Company also capitalizes costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved. Costs incurred prior to and after the establishment of the application development stage are charged to general and administrative expenses.

         The Company capitalized software development costs of $211,190 and $1,418,157 for the three and nine months ended September 30, 2000, respectively. No software development costs were capitalized in 1999.

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


NOTE 3. ACQUISITIONS

         On March 17, 2000, the Company entered into definitive agreements to acquire Internet Communications Corp. ("ICC"), a company that is traded on the Nasdaq SmallCap Market under the symbol "INCC." The acquisition is subject to approval by the shareholders of the Company and ICC. ICC is a telecommunications integration and network services company that specializes in the design, implementation, maintenance, and monitoring of premise and network-based communications for wide-area networks. ICC is headquartered in Greenwood Village, Colorado and markets its products and services to Colorado-based businesses.

         On October 18, 2000, the Company and ICC executed an Amended and Restated Agreement and Plan of Merger between the two parties that revised certain terms of the previously announced agreement for the Company to acquire ICC, and extended the time to complete the merger. The Company will issue approximately 5.1 million shares valued at approximately $11.25 million and 2.85 million warrants valued at approximately $456,000. Pursuant to the Amended and Restated Agreement, ICC shareholders, other than Interwest Group Inc. (Interwest Group, Inc. beneficially owns shares of ICC common stock and preferred stock representing 67% of the voting power of ICC stock outstanding), will receive
0.55 RMI.NET common shares for each share of ICC common stock owned. Interwest Group will receive 0.45 RMI.NET common shares for each share of ICC common stock owned. In addition to shares of RMI.NET common stock, ICC's shareholders (excluding Interwest Group and ICC directors) will be entitled to receive for each share of ICC common stock owned, a warrant exercisable for one share of RMI.NET common stock at $7.00. The warrants are cancelable on 30-days' notice by the Company if the Company's closing share price exceeds $8.00 for five consecutive trading days. Funds previously loaned to ICC by Interwest Group will be converted to ICC common stock, which will be converted to RMI.NET common stock at the 0.45 exchange ratio. In addition, Interwest Group will receive a warrant that may become exercisable one year from the closing, which may provide Interwest Group with additional RMI.NET shares, depending on the value of RMI.NET common stock at that time.

         The Company and ICC completed a Joint Proxy Statement/Prospectus that was mailed to their shareholders on October 26, 2000. The Joint Proxy Statement/Prospectus calls for each company to hold a Special Meeting of the Shareholders in order to seek each company's shareholder approval of the Company's proposed acquisition of ICC. The Joint Proxy Statement/Prospectus also asks the Company's shareholders to approve a name change for the Company from "RMI.NET" to "Internet Commerce & Communications, Inc." The Company's and ICC's Special Meeting of the Shareholders will each be held on November 28, 2000, and the closing of the acquisition, subject to shareholder approval, shall be completed on or before November 30, 2000.

         On September 21, 2000, the Company entered into an Asset Transfer Agreement with LanMinds, Inc. ("LanMinds"), a California corporation headquartered in Berkeley, California, pursuant to which the Company acquired the assets of LanMinds. Pursuant to the terms of the LanMinds Asset Transfer Agreement, the Company agreed to provide consideration to LanMinds in an amount equal to approximately $6 million, payable in the form of shares of RMI.NET common stock over the next five years. At closing, the Company provided LanMinds consideration equal to $2 million, in the form of 916,031 shares of common stock, with the number of shares to be issued based on the 15-day average closing price prior to September 21, 2000 ($2.1833 per share). All 916,031 shares were issued pursuant to RMI.NET's Registration Statement on Form S-4, which was filed with the Securities and Exchange Commission on May 24, 2000. As partial payment of the remaining consideration due to LanMinds, RMI.NET also agreed to issue 591,237 shares which will be held in escrow, subject to later adjustment and release to LanMinds. The ultimate number of shares required to be issued by RMI.NET depends on various factors set forth in the LanMinds Asset Transfer Agreement, including the following, among others: (a) the ability of LanMinds' to generate sufficient revenues, (b) LanMinds' liquidity, as measured by the difference between LanMinds' current assets and current liabilities, (c) claims that may be brought against LanMinds, and (d) the market price of RMI.NET's common stock. Due to these contingencies, only 505,447 shares have been recorded to equity at September 30, 2000. Any significant increase in additional shares to be issued would not occur for five years. At that time, on the fifth anniversary of the closing, there would theoretically be no limit to the number of shares of common stock that RMI.NET may be required to issue if the market price of the Registrant's common stock at that time was trading below $7.50 per share. The consideration that the Registrant agreed to pay to LanMinds was determined through arm's length negotiation. There was no material relationship between the Registrant and LanMinds prior to the acquisition. LanMinds is a business-focused Internet connectivity and web solutions provider with customers in California, Colorado and Japan. RMI.NET intends to utilize the assets acquired from LanMinds in the same manner that LanMinds utilized the assets prior to their acquisition by RMI.NET.

         Substantially all of the purchase price was recorded as goodwill using the purchase method of accounting. Results have been included in the Company's operations since acquisition date. The allocation of the purchase price is preliminary, subject to further evaluation of assets and liabilities assumed.


NOTE 4. SEGMENT INFORMATION

         The Company's management regularly evaluates the performance of the Company by reviewing the operating results of its two segments: Web Solutions and Connectivity Services. The Company considers each division to be an operating segment as they have separate management teams, offer different products and services, and utilize different marketing strategies to target different types of customers. Web Solutions provides Web site production, hosting, marketing, and data center co-location services. Connectivity Services consists of dedicated and dial-up Internet services and long distance and related services. The Company believes that all telecommunications services within this segment should be aggregated as the services contained therein are offered to the same class of customer.

         In making operating decisions and allocating resources, the Company's management specifically focuses on the revenues and operating costs generated by each operating segment, as summarized in the following tables. Certain shared costs of the segments have been allocated to each segment based upon its share of the consolidated revenues for the period reported.

                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                      ----------------------------    ----------------------------
                                          2000            1999            2000            1999
                                      ------------    ------------    ------------    ------------
                                                              (unaudited)
NET SALES:
   Connectivity Services ..........   $  8,996,850    $  8,058,486    $ 28,119,207    $ 17,859,424
   Web Solutions ..................      1,689,977       1,073,115       6,293,157       2,923,935
                                      ------------    ------------    ------------    ------------
                                      $ 10,686,827    $  9,131,601    $ 34,412,364    $ 20,783,359
                                      ============    ============    ============    ============
OPERATING EXPENSES:
   Connectivity Services ..........   $  5,528,767    $  4,564,365    $ 18,465,706    $  9,969,618
   Web Solutions ..................        349,312         361,467       1,240,863         872,736
                                      ------------    ------------    ------------    ------------
                                      $  5,878,079    $  4,925,832    $ 19,706,569    $ 10,842,354
                                      ============    ============    ============    ============

SG&A:
   Connectivity Services ..........   $  6,406,502    $  6,422,507    $ 21,541,509    $ 15,035,430
   Web Solutions ..................        985,566         852,144       3,451,580       2,461,592
                                      ------------    ------------    ------------    ------------

                                      $  7,392,068    $  7,274,651    $ 24,993,089    $ 17,497,022
                                      ============    ============    ============    ============

OPERATING INCOME/(LOSS) BEFORE
  DEPRECIATION AND AMORTIZATION:
   Connectivity Services ..........   $ (2,938,419)   $ (2,928,386)   $(11,888,008)   $ (7,145,624)
   Web Solutions ..................        355,099        (140,496)      1,600,714        (410,393)
                                      ------------    ------------    ------------    ------------
                                      $ (2,583,320)   $ (3,068,882)   $(10,287,294)   $ (7,556,017)
                                      ============    ============    ============    ============


NOTE 5. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

         On June 7, 2000, the Company acquired assets of ImageNet, Inc. and agreed to lend to the former owner of ImageNet, Inc., $20,000 per month for a period of six months following the closing date. According to the agreement, the principal amount is to be repaid within thirty (30) calendar days following the issuance of the six-month lock-up shares.

         The Company has several agreements with its service providers whereby it is granted certain discounts on services based on anticipated volume over specified periods with monthly minimums.

         The Company has a new service agreement with Global Crossing Bandwidth, Inc., dated July 31, 2000, for all voice and data services. The service agreement was originally assumed as part of the Company's purchase of Idealdial Corporation, and was renegotiated on September 29, 1999 and again on July 31, 2000. The terms of the amended agreement currently provide for an aggregate minimum commitment of approximately $45 million subject to certain monthly minimums. Monthly minimums escalate over the term of the agreement until the earlier of the expiration of the agreement or when the Company has paid an aggregate of approximately $45 million in usage charges. The Company is currently meeting all commitments under the agreement.

         The Company has a service agreement with WorldCom, Inc. for certain network data services through July 2003. The terms of the agreement require the Company to purchase a minimum of approximately $6.8 million, subject to a monthly minimum of $250,000 beginning April 2001. The Company is in compliance with all material terms of the agreement.


NOTE 6. COMMON STOCK TRANSACTIONS

         The increase in the Company's common stock issued and outstanding for the three months ended September 30, 2000 is primarily a result of:

o On August 1, 2000, the Company issued 8,848 shares of common stock (valued at approximately $35,000) pursuant to an employment agreement with two employees.

o On August 31, 2000, the Company issued an additional 583,443 shares of common stock (valued at approximately $1.4 million) pursuant to a purchase price adjustment for its August 31, 1999 acquisition of Wolfe Internet Access.

o On September 21, 2000, the Company issued 916,031 shares of common stock (valued at approximately $1.6 million) in the acquisition of the assets of LanMinds, Inc., headquartered in Berkeley, California. The Company also agreed to issue an additional 591,237 shares of common stock into an escrow account (valued at approximately $1.1 million), subject to adjustment and release depending on various factors set forth in the Asset Transfer Agreement between LanMinds, Inc. and RMI.NET (See Note 3). Due to these factors, only 505,447 shares of common stock (valued at approximately $900,000) have been recorded to equity at September 30, 2000.

o On September 29, 2000, the Company sold 488,797 shares of common stock to CSG Systems International at a negotiated price of $750,000. CSG Systems International provides billing services to the Company.


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


NOTE 8. FINANCING AGREEMENT

         On May 22, 2000, the Company entered into a financing agreement (the "Agreement") with RFC Capital Corporation to fund general corporate purposes and working capital needs. The Agreement allows the Company to borrow up to $20 million. The maximum amount of the loan outstanding may not exceed a specified multiple of the Company's eligible monthly cash collections. The Company had $6,111,172 outstanding and approximately $1.1 million available at September 30, 2000. Interest for this Agreement is equal to the greater of (i) LIBOR plus 6.15% per annum, or (ii) $3,000 per month. The Agreement expires on May 22, 2002. The Company has also issued to RFC Capital Corporation a warrant to purchase 252,255 shares of common stock at $4.03125 per share.

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

                CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, your attention is directed to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation and Part II, Item 1. Legal Proceedings. We intend the disclosure in these sections and throughout the Quarterly Report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and assumptions.

         Although we believe that the expectations expressed in these forward-looking statements are reasonable, our expectations may not turn out to be correct. Actual results could be materially different from our expectations, including the following: we may lose subscribers or fail to grow our customer base; we may not be able to sustain our current growth or to successfully integrate new customers or assets obtained through acquisitions; we may be required to issue additional shares of our common stock pursuant to acquisitions made in the past two years; we may fail to compete with existing and new competitors; we may not adequately respond to technological developments impacting the Internet; we may fail to implement proper security measures to protect our network from inappropriate use, which could overload our network's capacity and cause us to experience a major system failure; we may be required to issue a substantial number of shares of our common stock upon exercise of Class B Warrants, especially if the market value of our stock declines, thereby causing significant dilution in the value of your investment; we may fail to settle outstanding litigation; and, we may not be able to find needed financing. This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 under the caption "Item 1. Business - Risk Factors" and in our other SEC filings and our press releases.


RESULTS OF OPERATIONS

       THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

         TOTAL REVENUE

         The Company's total revenues grew 17%, from $9,132,000 for the three months ended September 30, 1999, to $10,687,000 for the three months ended September 30, 2000. Revenue growth performance is attributable to an increase in the number of the Company's customers through acquisitions and internal growth.

         CONNECTIVITY SERVICES

         Connectivity Services revenues are comprised predominately of dial-up, dedicated access, Digital Subscriber Line ("DSL"), and telecommunication services. The Company offers a broad range of connectivity options to its customers including dedicated, DSL, Integrated Services Digital Network ("ISDN"), and dial-up connections as well as long distance voice services. Connectivity customers typically pay fixed, monthly recurring service charges. The charges vary depending on the type of service, the length of the contract, and local market conditions. Amounts billed relating to future periods are recorded as deferred revenue and amortized monthly as the services are rendered.

         Connectivity Services revenues grew 12%, from $8,058,000 for the three months ended September 30, 1999, to $8,997,000 for the comparable three month period in 2000. Acquisitions completed in the fourth quarter of 1999 contributed significantly to this increase.

         WEB SOLUTIONS

         Web Solutions revenues are comprised of three major products: Web site hosting and co-location, Web site production, and Web site marketing. Web hosting customers typically pay fixed, recurring monthly service charges. Revenue from Web site production and Web marketing customers is recognized as the service is provided.

         Web Solutions revenues grew 58%, from $1,073,000 for the three months ended September 30, 1999, to $1,690,000 for the comparable three month period in 2000. Web site hosting and co-location revenue accounted for $520,000 in 1999 and $1,047,000 in 2000, for an increase of 101%. This increase is due to an increase in the number of hosted Web sites. Web site production decreased from $711,000 in 1999 to $556,000 in 2000, for a decrease of 22%. The decrease was due to the nature of the Web site production product, as revenue may fluctuate quarter to quarter based on the size and nature of single, high dollar value contracts. Web site production revenue for the nine month period ended September 30, 2000 increased 46% over the same period of 1999.

         OPERATING EXPENSES

         Operating expenses related to Connectivity Services customers consist primarily of costs for circuit and local line charges to provide service to the Company's customers. The operating expenses related to Web Solutions customers consist primarily of payroll expense related to Web site design services and sub-contracting costs.

         Operating expenses increased 19%, from $4,926,000 for the three months ended September 30, 1999, to $5,878,000 for the comparable period in 2000, primarily due to acquisitions. In addition, the operating expenses as a percent of revenue increased from 54% in 1999 to 55% in 2000. Operating expenses as a percent of revenues increased as consolidation efficiencies have not been fully recognized. However, actions, such as supplier contract renegotiations and the Company's recent restructuring, are expected to improve the situation in future periods.

         SELLING EXPENSES

         Selling expenses consist primarily of salaries, commission, advertising, and marketing. Selling expenses decreased 16%, from $1,712,000 for the three months ended September 30, 1999, to $1,432,000 for the comparable period in 2000. The decrease in selling expenses is primarily due to a decrease in advertising by the Company during the three months ended September 30, 2000.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses ("G & A") consist primarily of salaries and related benefits, and include the expenses of general management, engineering, customer service, technical support, accounting, billing, and office facilities. G & A expenses increased 7%, from $5,562,000 for the three months ended September 30, 1999, to $5,960,000 for the comparable period in 2000. This increase is due to higher payroll and benefits costs related to acquisitions and higher office rent expense.

         DEPRECIATION AND AMORTIZATION

         Depreciation is provided for over the estimated useful lives of assets ranging from three to seven years using the straight-line method. The excess of cost over the fair value of net assets acquired, or goodwill, is amortized using the straight-line method over a five-year period. Depreciation and amortization increased 89%, from $2,275,000 for the three months ended September 30, 1999, to $4,308,000 for the comparable period in 2000. The increase was due to higher goodwill amortization associated with acquisitions made during 1999 and 2000. Additional acquisitions and investments may cause depreciation and goodwill amortization to increase in the future.

     NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

         TOTAL REVENUE

         The Company's total revenues grew 66%, from $20,783,000 for the nine months ended September 30, 1999, to $34,412,000 for the nine months ended September 30, 2000. Revenue growth is attributable to sales activities and acquisitions made during 1999 and 2000.

         CONNECTIVITY SERVICES

         Connectivity Services revenues grew 57%, from $17,859,000 for the nine months ended September 30, 1999, to $28,119,000 for the comparable nine month period in 2000. Acquisitions completed in 1999 and 2000 contributed significantly to this increase, as did increased sales of DSL services.

         WEB SOLUTIONS

         Web Solutions revenues grew 115%, from $2,924,000 for the nine months ended September 30, 1999, to $6,293,000 for the comparable nine month period in 2000. Web site hosting and co-location revenue accounted for $1,214,000 of revenue in 1999 and $3,039,000 in 2000, for an increase of 150%. This increase is due to an increase in the number of hosted Web sites. Web site production increased from $1,994,000 in 1999 to $2,915,000 in 2000, for an increase of 46%. The increase in Web production revenue is primarily due to Web Solutions' increased sales efforts in regions where acquisitions occurred.

         OPERATING EXPENSES

         Operating expenses increased 82%, from $10,842,000 for the nine months ended September 30, 1999, to $19,707,000 for the comparable period in 2000, primarily due to an inability to quickly assimilate acquisitions. In addition, the operating expenses as a percent of revenue increased from 52% in the nine months ended September 30, 1999 to 57% in the nine months ended September 30, 2000. Operating expenses as a percent of revenues increased for the nine months ended September 30, 2000 relative to the comparable period of 1999 as consolidation efficiencies have not been fully recognized.

         SELLING EXPENSES

         Selling expenses increased 36%, from $3,726,000 for the nine months ended September 30, 1999, to $5,074,000 for the comparable period in 2000. The increase in selling expenses is due primarily to the increase in the size of the sales force.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses ("G & A") consist primarily of salaries and related benefits, and include the expenses of general management, engineering, customer service, technical support, accounting, billing, and office facilities. G & A expenses increased 45%, from $13,771,000 for the nine months ended September 30, 1999, to $19,919,000 for the comparable period in 2000. This increase was partially the result of higher payroll costs and benefits primarily related to the acquisitions during 1999. Payroll and benefits cost increased 47%, from $10,234,000 in 1999, to $15,007,000 in 2000, as a result of acquisitions and the resulting increase in the number of employees.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization is provided for over the estimated useful lives of assets ranging from three to seven years using the straight-line method. The excess of cost over the fair value of net assets acquired, or goodwill, is amortized using the straight-line method over a five-year period. Depreciation and amortization increased 163%, from $4,880,000 for the nine months ended September 30, 1999, to $12,813,000 for the comparable period in 2000. The increase was due to higher goodwill amortization associated with acquisitions made during 1999 and 2000.

         EFFECTS OF INFLATION

         Historically, inflation has not had a material effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 2000, the Company used $12,825,000 in operations, as compared to $9,214,000 for the nine months ended September 30, 1999. The increase in cash used in operations resulted primarily from a net loss of $23,364,000. In addition, the trade receivable balance increased $2,308,000, primarily due to Web Solutions revenue attributable to one customer of approximately $1,200,000. The Company expects to continue to have operating cash flow deficiencies for the near future as it develops and expands its business.

         For the nine months ended September 30, 2000, the Company used $2,554,000 in investing activities, as compared to $2,925,000 for the nine months ended September 30, 1999. The Company capitalized approximately $1,418,000 of development costs for a software platform to reduce costs related to the Company's future production of commerce-enabled Web sites for customers and certain software being developed for future sale.

         For the nine months ended September 30, 2000, the Company received net cash of $5,387,000 from financing activities, as compared to net cash of $12,622,000 for the nine months ended September 30, 1999. Cash provided from financing activities during the period was primarily the result of receiving borrowings under the revolving credit facility with RFC Capital, offset by increased payments on debt and capital lease obligations. The Company also raised $750,000 through the sale of common stock to CSG Systems International, under the equity shelf registration, and received a commitment to purchase an additional $250,000 of common stock.

         Under the RFC revolving credit facility, the maximum amount of the loan outstanding may not exceed a specified multiple of the Company's eligible monthly cash collections. The borrowing available to the Company will fluctuate based on cash collections. The Company had $6,111,172 outstanding and approximately $1.1 million available at September 30, 2000. However, the Company has had an average of $2.5 million available borrowing over the prior 30 days. Upon a successful closing of the Company's acquisition of Internet Communications Corporation in November 2000, the available borrowing to the Company under the facility will increase. Interest for this Agreement shall be at a rate equal to the greater of (i) LIBOR plus 6.15% per annum, or (ii) $3,000 per month. The Agreement shall continue until May 22, 2002. The Company has also issued to RFC Capital Corporation a warrant to purchase 252,255 shares of common stock at $4.03125 per share.

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

         The Company has cash and cash equivalents of $1,246,000 at September 30, 2000. Management estimates that, based upon its current expectations for growth, the Company will require additional funding of up to $4 million through the end of 2000 for the execution of its current business plan, including the financing of its anticipated capital expenditures and operating losses. In addition to increased cash flow from operations resulting from actions such as supplier contract renegotiations and the Company's recent restructuring, the Company intends to obtain this funding from one or more of the following sources:

   1. A commitment from one of the institutional investors who purchased common stock and warrants in December 1999 to purchase an additional $7.5 million of common stock and warrants.

   2. Increased borrowings under the credit facility with RFC Capital to finance working capital and capital expenditures for up to $20 million. The Company had $6,111,172 outstanding as of September 30, 2000.

   3. An issuance of common stock, preferred stock, or other securities under the recently filed "shelf" registration statement, which was originally filed in the amount of $30 million.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any derivative financial instruments as of September 30, 2000. The Company's interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on the Company's cash equivalents. The Company's long-term debt has fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. To mitigate the impact of fluctuations in interest rates, the Company generally enters into fixed rate investing and borrowing arrangements. As a result, the Company believes that the market risk arising from holding of its financial instruments is not material.

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

         On September 28, 2000, the Company received a Demand for Arbitration and Statement of Claim by Roger L. Penner, a former employee of the Company. Mr. Penner was terminated for cause by the Company on June 12, 2000. Mr. Penner is the former owner of CommerceGate Corporation, which was acquired by the Company on June 24, 1999 pursuant to a merger agreement. The Penner demand asserts a claim that he was terminated without cause, and that the Company breached the merger agreement. The Penner demand seeks damages, in the form of Company common stock and monies, in excess of $2 million. The Company filed an answer and counterclaim on October 27, 2000, disputing all claims set forth in the Penner Demand, and asserting claims that Penner was terminated for cause, that Penner breached the merger agreement, and that Penner though fraud and willful misconduct caused material damage to the Company. The Company's counterclaim seeks damages from Penner in excess of $4 million. The matter is currently in arbitration. At this time, the Company is unable to determine the possible outcome of this remaining dispute.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5. OTHER EVENTS

         None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

           EXHIBIT
           NUMBER            DESCRIPTION OF DOCUMENT
           -------           -----------------------

              27.1           Financial Data Schedule.

(b)      Reports on Form 8-K.

         1) On July 7, 2000, the Registrant filed a Current Report on Form 8-K to report (i) the Company's June 22, 2000 reduction of its work force by 24%; (ii) the hiring of Alex Burney as Vice President of Sales and Marketing; and, (iii) the extension of a $12 million revolving line of credit facility to the Company by RFC Capital Corporation.

         2) On September 21, 2000, the Registrant filed a Current Report on Form 8-K announcing that the Company renegotiated the terms of the previously announced acquisition agreement with Internet Communications Corporation, as discussed in its News Release dated September 11, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date: November 14, 2000.


                                  RMI.NET, INC.
                                  a Delaware corporation


                                  By: /s/ Douglas H. Hanson
                                     -----------------------------------------
                                     Name:  Douglas H. Hanson
                                     Title: Chairman of the Board, Chief
                                            Executive Officer and Director
                                            (Principal Executive Officer and
                                            Principal Financial and Accounting
                                            Officer)

                                  EXHIBIT INDEX

            EXHIBIT
            NUMBER                  DESCRIPTION
            -------          ------------------------
              27.1           Financial Data Schedule.