Form 10-K
period 2000-12-31
INTERNET COMMERCE & COMMUNICATIONS INC
filed 2001-04-02
CIK 1003282

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934
For the fiscal year ended December 31, 2000
OR                        -----------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ------------

                        COMMISSION FILE NUMBER: 001-12063
                                                ---------

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                    84-1322326
----------------------------------------------          ------------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)

999 18th Street, Suite 2201, Denver, Colorado                      80202
----------------------------------------------          ------------------------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: 303-672-0700
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class              Name of exchange on which registered
----------------------------------     ----------------------------------------
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
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 219.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 23, 2001, based upon the closing price of the Common Stock on the Nasdaq National Market, was approximately $8,312,402.

The number of outstanding shares of the registrant's Common Stock as of March 23, 2001, was approximately 29,935,189 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the registrant's preliminary proxy statement, which will be issued to stockholders in conjunction with the 2001 Annual Meeting of Stockholders, are incorporated by reference in Part III.

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

            Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations, due to a variety of factors, including the following:

               o    we may lose customers or fail to grow our customer base;

               o we may not be able to successfully integrate new customers or assets obtained through acquisitions;

               o    we may fail to compete with existing and new competitors;

               o we may not adequately respond to technological developments impacting the Internet;

               o we may fail to implement proper security measures to protect our network from inappropriate use, which could overload our network's capacity and cause us to experience a major system failure;

               o we may issue a substantial number of shares of our common stock upon exercise of Class B Warrants which we issued in a December 1999 Private Placement, certain warrants that we issued in connection with the November 2000 acquisition of Internet Communications, Inc., and additional shares that may be issued in connection with our September 2000 acquisition of LanMinds, Inc., thereby causing significant dilution in the value of your investment;

               o    we may fail to settle outstanding litigation;

               o    we may not be able to obtain needed financing; and

               o our common stock may cease to be listed on the Nasdaq Stock Market.

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

                                TABLE OF CONTENTS


                                     PART I

Item 1.     Business...............................................................    1

Item 2.     Description of Properties..............................................   22

Item 3.     Legal Proceedings......................................................   22

Item 4.     Submission of Matters to a Vote of Security Holders....................   23


                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
              Matters..............................................................   23

Item 6.     Selected Consolidated Financial Information............................   24

Item 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operation.................................................   25

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk..............   31

Item 8.     Financial Statements and Supplementary Data............................   31

Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure.............................................   31


                                    PART III

Item 10.    Directors and Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(A) of the Exchange Act of the
              Registrant...........................................................   31

Item 11.    Executive Compensation.................................................   31

Item 12.    Security Ownership of Certain Beneficial Owners and Management.........   31

Item 13.    Certain Relationships and Related Transactions.........................   31


                                     PART IV

Item 14.    Exhibits, Financial Statement and Schedules, and Reports on
              Form 8-K.............................................................   31

Signatures ........................................................................   36

Financial Statements...............................................................  F-1

Exhibits...........................................................................  E-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

        Internet Commerce & Communications, Inc. ("IC&C"), formerly RMI.NET, Inc., began offering Internet access services in 1994 and has grown from a regional Internet service provider into a premier nationwide e-commerce, web Solutions, and access services provider for small and medium-sized business enterprises, as well as dial-up residential customers and DSL customers. We monitor and control our network through our Network Control Center in Denver, Colorado. Through our nationwide network of owned and leased dial-up access sites, or "POPs" (points of presence), customers are able to access the Internet in 100% of the strategic marketing areas in the United States via a local telephone call. Our current customer base has grown to approximately 111,000 customers. We offer our customers access to value-added Web services, including:

               o Web site design, development, consulting, hosting, and marketing;

               o a Web Portal constructed to provide multiple services, including an online search engine with a large reference database, an audio feed, a stock quote service, and additional content;

               o    e-commerce products and services, including e-Sell;

               o application-hosted products, including our IC&C branded and hosted IncTools Intranet service;

               o managed network access products, including ISDN, DSL, frame relay, and dedicated facilities up to OC-level; and

               o    managed wide area and metropolitan networks.

            On November 29, 2000, IC&C (then known as RMI.NET, Inc.) acquired via merger a company called Internet Communication Corporation ("INCC"). INCC was an Internet technologies and integration company that specialized in the design, implementation, and management of Web-based applications and connections, wide-area networks, voice systems, and e-commerce solutions. INCC was headquartered near Denver in Greenwood Village, Colorado. After completion of the merger, IC&C has continued to operate INCC as a subsidiary, substantially similar to the manner which INCC operated prior to the merger.

            Our executive offices are located at 999 Eighteenth Street, North Tower, Suite 2201, Denver, Colorado 80202 and our telephone number at that address is (303) 672-0700. Our Web address is http://www.iccx.net. Information contained on our Web site is not, and should not be deemed to be, a part of this Annual Report on Form 10-K.

IC&C'S STRATEGY

            Our mission is to become a premier nationwide e-commerce and access services provider, distinguished by a comprehensive suite of products and services, state-of-the-art network, and high quality customer service and support. Often, large national companies do not offer individual customers the level of support desired and many smaller regional companies do not have the resources necessary to offer adequate customer support. We intend to fill this void. Because user-friendly software and responsive customer service and technical support are the foundation of our business, we believe that IC&C is poised to capitalize on the growth in the network access and Internet services segments of the telecommunications market.

            IC&C focuses on providing integration communication solutions to small and medium-sized businesses. We believe, and market trends indicate, that the demand for network access, Intranet, and value-added services in our target customer markets will grow substantially from current levels. In addition to demographic and economic trends driving the need for sophisticated communications solutions for small to medium-sized businesses, markets are expanding as a function of falling access costs, lower prices for access devices, more simplified operational procedures, and improved content. Key elements to our business strategy include the following.

            PROVIDE A BROAD ARRAY OF WEB SOLUTIONS AND ACCESS SERVICES TO OUR CUSTOMERS. We have built a robust portfolio of products, services, and skill sets to develop and deliver comprehensive communications solutions to both business and residential customers. These products and services are organized under three divisions: Access Services, Web Solutions, and Integration and Installation Services. Based on our belief that a growing number of businesses and consumers will demand that one company provide all of their communications needs, we plan to continue to add products and services to our portfolio. We refer to our strategy as a "One Point-of-Contact" service delivery model. We believe that our model ensures:

               o high-performance, cost-effective network management planning, design, and implementation;

               o    maintenance of a single point of responsibility; and

               o ongoing customer relationships as a technology partner for communications applications.

            PROVIDE SUPERIOR CUSTOMER SERVICE AND TECHNICAL SUPPORT. Our customer service philosophy is to understand our customers' needs so well that we may deliver a very high level of value-added services and after-sales support. We believe that highly differentiated customer service and technical support is a key competitive asset in the communications industry. Because the Internet is an evolving and complex medium, customers require significant technical support. Consequently, we have developed a comprehensive strategy to attain maximum customer satisfaction. This strategy consists of the following elements:

               o maintaining a sufficient number of qualified service and technical support personnel through proactive recruitment, retention, and training programs;

               o utilizing our extranet to provide real-time, interactive customer service;

               o developing an online billing system enabling customer-controlled account customization and analysis; and

               o    improving our service delivery standards.

We continually monitor our customer service strategy through customer satisfaction surveys. Approximately 250 employees, consisting of engineers, technicians, project managers, account managers, and customer service representatives, are responsible for supporting our customers.

            MAXIMIZE NETWORK UTILIZATION. Through our network and agreements with third-party providers, we provide Internet access to 100% of the strategic marketing areas in the United States. Historically, communication service providers have focused on business or residential customers. Our business strategy is to maximize network utilization 24 hours a day by targeting both daytime business users and evening-intensive residential users. In addition, we operate a national backbone network, linking nine U.S. cities - Atlanta, Chicago, Dallas, Denver, Los Angeles, McLean (Virginia), New York, San Francisco, and Washington, D.C. and offering service from 12 cities - Bloomington (Illinois), Colorado Springs, Kansas City, Las Vegas, Los Angeles, Oklahoma City, Phoenix, Salt Lake City, San Francisco, Seattle, Tulsa, and Tucson.

            TAKE ADVANTAGE OF SIGNIFICANT CONSOLIDATION AND ACQUISITION OPPORTUNITIES. We believe that increased use of the Internet by businesses and consumers for mission-critical applications creates demand for high quality network operations, customer service, and technical support. We also believe that there is a market opportunity for newly developed integrated communication technologies. Although we are no longer actively seeking acquisitions, we acquired all of the outstanding common stock or substantially all of the assets of the following companies in 2000:

                                    2000
-----------------------------------------------------------------------------------
         NAME OF COMPANY                      NATURE OF BUSINESS
-----------------------------------       -----------------------------------------
B&B Computers                             Internet Service Provider
Imagenet, Inc.                            Internet Service Provider
Internet Communications Corporation       Telecommunications and Network Management
                                          Services
LanMinds, Inc.                            Internet Access, Web Hosting and
                                          Design, and e-Commerce

IC&C'S SERVICES

            OVERVIEW. The following chart summarizes the services we offer.

                                           SERVICES                                              DESCRIPTION
                                        -------------------------   ----------------------------------------------------------------
WEB SOLUTIONS                           Web Site Design             Design, development, and implementation of customer
                                          and Development           Web sites

                                        Web Site Hosting            A customer's Web site is "hosted" on IC&C's servers
                                                                    and connected to the Internet via a high-speed connection

                                        WebZone                     Portal constructed to provide multiple services, including a search engine with a large database of reference information, an audio feed, a stock quote service, and additional content

                                        e-Commerce or e-SELL        Turnkey solution for setting up an Internet store

                                        Web Site Marketing          Design and development of advertising and marketing strategies which result in increased traffic and viewing of customer Web sites

                                        Traffic Builder Plus        Unique Web site marketing program whereby customer Web
                                                                    sites are marketed exclusively to Internet users

                                        Web Training                Various levels of Internet training for customers, including basic access training

                                        Co-Location                 T-1 or greater Internet access provided to customer's server located at IC&C's POPs

                                        IncTools Intranet Service   IC&C branded and hosted Intranet service integrates
                                                                    Web-based email and provides contacts and calendars
                                                                    for public and private access, document storage,
                                                                    instant messaging, and company announcements

ACCESS SERVICES                         Dedicated Access            Fractional and full T-1, fractional and full T3, Metropolitan
                                                                    Area Ethernet, or greater Internet access provided to a
                                                                    customer's office

                                        Dial-Up Service             Nationwide Internet access for consumer and small business customers using modems to dial into IC&C's network

                                        Wireless Access             Evolving technology allowing up to 100 Mbps wireless Internet access (currently available only in the Denver, Tucson, and
                                                                    Phoenix metro areas)

                                        IdealDial                   Long distance calling using IP Telephony technology

                                        Long Distance               Traditional long distance services

                                        Local Phone
                                        Services(CLEC)              Traditional local exchange telephone service on a resale or facilities-owned basis throughout Colorado

                                        Dedicated Line Service      Dedicated, digital subscriber line ("DSL"), and frame-relay networks to carry voice and data for business customers

INTEGRATION & INSTALLATION              Network Management &        24 hours a day, seven days a week network monitoring and
   SERVICES                               Maintenance and           problem resolution and maintenance service plans
                                          Consulting Services       for customers' networks, including technical support,
                                                                    contracted response times, on-site trouble shooting, parts replacement, verification testing, and customer notification

                                        Professional Services       Network assessment and baseline, enterprise network architecture and system design, network security, and technology assessment

                                           SERVICES                                              DESCRIPTION
                                        -------------------------   ----------------------------------------------------------------
                                        Project Management and      Facilitate and implement customer networks pursuant to design
                                           Network Integration      specifications

                                        Network Transport           Dedicated private lines, frame relay, Asynchronous Transfer
                                          Services                  Mode ("ATM") and Internet Protocol ("IP") for multi-location enterprise network access

WEB SOLUTIONS

            WEB SITE DESIGN AND DEVELOPMENT. Web site design and development encompasses the design, development, and implementation of customer Web sites. These sites may be public domain sites or private sites, which are sometimes referred to as extranets or intranets. The functionality of these sites will continue to evolve and require a great deal of graphic design talent as well as high end programming skills.

            WEB SITE HOSTING. Web site hosting (shared, dedicated, or co-location) provides ongoing revenue from customers for whom we host a Web site on Web servers located in our data center. The advantage to customers is high-speed access to sites by their targeted audiences. Prices for Web site hosting vary greatly, from $29.95 to $749.95 per month, with most falling in the $49.95 to $99.95 range. We also charge a one-time set-up fee that generally matches the hosting plan's monthly fee.

            www.webzone.com PORTAL. This is a Web Portal constructed to provide multiple services, including:

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

Finally, the www.webzone.com portal also contains the ability to host numerous banner advertisements, which we may sell to our customers as part of a Web marketing package.

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

            TRAFFIC BUILDER PLUS. Our Internet marketing program whereby customer Web sites are marketed exclusively to Internet users. This service includes sophisticated search engine submission and management techniques, cross-linking related Web sites, posting to relevant news groups, and customizing banner ad campaigns. The pricing for this service varies dramatically based on a customer's budget and desired results.

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

            INCTOOLS INTRANET SERVICE. We have joined forces with IncTools to offer an IC&C branded and hosted Intranet service to our business and consumer customers nationwide. IncTools Intranet offers small and medium- sized businesses a cost effective alternative to enterprise software such as Microsoft Exchange and Lotus Notes. Our IncTools Intranet platform integrates web-based email and provides contact and calendars for both public and private access, document storage, instant messaging, and company announcements, and is completely WAP (wireless application protocol) enabled, creating easy access to emails, contacts and schedules from the customer's palm device or cell phone.

ACCESS SERVICES

            INTERNET ACCESS. We provide nationwide Internet services through more than 50 Internet POPs and through agreements with third party providers, in 100% of the strategic marketing areas in the United States.

            DEDICATED ACCESS SERVICE. Dedicated access services are provided primarily to commercial and small business customers. They include a wide range of access options tailored to the needs of the customer. These services include a private port or dedicated modem, ISDN connections, 56 kbps frame-relay connections, T-1 (1.54 Mbps) connections, and fractional T-1, T3 (45 Mbps), or fractional T3 connections. This type of access ensures a dedicated connection and is generally used to connect local area networks, wide area networks, or server applications to the Internet. A dedicated connection requires a dedicated telecommunications facility, ranging from an analog phone line, ISDN, frame-relay circuit, leased line T-1, or leased line T3 and a router, and a device to convert digital signal to serial interface, usually referred to as a CSU/DSU. Dedicated services range in price from $100 per month to over $45,000 per month depending on the connection type. Installation fees generally range from $300 to $5,000.

            DSL (DIGITAL SUBSCRIBER LINE). DSL services are provided to both residential and commercial customers in over 400 major markets nationwide. These connections also include a wide range of options, primarily related to the type of DSL provided and bandwidth associated with the connection. We provide Asymmetric DSL (ADSL), with speeds ranging from 128kbps to 7.0Mbps; Symmetric DSL (SDSL), with speeds ranging from 192kbps to 1.5Mbps; and ISDN DSL (IDSL), with speeds of 128kbps to 144kbps. DSL provides users with a more affordable dedicated connection, with speeds and guarantees comparable to traditional dedicated access technologies. A DSL connection requires an unused copper pair (traditional voice line) for SDSL and ADSL access, or an unused ISDN line for IDSL access, and a DSL modem or router. DSL services range in price from $19.95 per month to $800 per month depending on both the connection speed and the Service Level Agreement on each individual circuit. Hardware fees generally range from $95 to $450 depending upon the service type and the functionality of the hardware, but are currently waived for multi-year contracts. Installation fees generally range from $99 to $250, but are also currently waived for multi-year contracts.

            DIAL-UP SERVICE. We offer nationwide unlimited usage dial-up service under our WebZone.com brand name. Standard service offerings begin with the Gold Plan at $19.95 per month with a $15 one-time setup fee. This plan includes three e-mail addresses and 5MB of personal Webspace. The Platinum Plan, at $24.95 per month with a one-time $15 setup fee, offers five e-mail addresses and 10MB of personal Webspace. All accounts include access to our www.webzone.com portal site, which features Web-based e-mail access, search capability, e-commerce, among other benefits. 56K modem access utilizing the v.90 standard is available at most major POP locations. Nationwide coverage is achieved through a combination of IC&C-owned POPs and an arrangement with PSINet. The future status of our dial-up Internet access business will depend on the final implementation of the EarthLink transaction, as described in the Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources section of this Annual Report on Form 10-K.

            INTERNET BACKBONE ACCESS. Since acquiring the assets of DataXchange Network, Inc. in December 1998, we have further expanded our reach into the national interconnects at MAE-East, MAE-West, a pending install at AADS-NAP in Chicago, and scheduled installations at MAE-LA and MAE-Dallas. With these locations and traffic peering agreements with some of today's largest providers, IC&C is strongly positioned to provide its own fully independent Internet backbone service.

            IDEALDIAL LONG DISTANCE SERVICE. We have recently renegotiated a national contract with Global Crossing, which will significantly lower our costs for our full line of traditional long distance services. We currently offer the following services to business and residential customers:

               o    1+ long distance, switched and dedicated;

               o    1-800 service - switched and dedicated;

               o    pre-paid and standard calling cards;

               o    conference calling; and

               o    integrated voice response ("IVR").

IdealDial is certified to provide long distance services as an inter-exchange carrier in 18 states.

            LOCAL PHONE SERVICES (CLEC). We have been certified as a competitive local exchange carrier or CLEC in the states of Alabama, California, Colorado, Illinois, Kansas, Missouri, Montana, Nevada, New York, Oregon, Washington, and West Virginia.

            Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations, and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations.

            DEDICATED LINE SERVICES. We operate extensive national dedicated and frame-relay networks to carry voice and data traffic across the country and across town for our business customers.

INTEGRATION & INSTALLATION SERVICES

            NETWORK MANAGEMENT SERVICES. As part of our service offerings, we provide network management through our Network Control Center ("NCC"). The NCC provides network management of SNMP-based communications devices as well as the circuits associated with the network 24 hours a day, seven days a week. NCC engineers can quickly identify, resolve, and often prevent network problems. In addition, engineers are able to collect performance data to identify and analyze performance trends. Such analysis permits us to take preventative measures before the network experiences interruption or down time. We offer several levels of service to help our customers maintain optimal network performance.

            We provide round-the-clock network monitoring and problem resolution. The network management services include fault detection, diagnosis, and customer reporting. Should an alarm signal a network problem, NCC engineers quickly notify vendor contacts, coordinate repair, escalate if necessary, and notify a designated customer contact. The objective is to facilitate the timely and complete correction of problems as they arise.

            In addition, we offer a performance management service designed to optimize network performance and to proactively prevent network failures from occurring, thereby maximizing network up-time. By combining the collection and reporting of information about network performance trends with expert analysis of that information by NCC engineers, potential problems are identified before they generate failures.

            PROFESSIONAL SERVICES. Our professional services group offers in-depth thorough analysis of enterprise networks. Our consultants provide a range of services that help customers determine if and how their network is performing to meet business objectives. These services include:

               o Network Assessment and Baseline, which provides a view of the network through an audit process. We monitor the customer's network to determine traffic/protocol distribution, utilization, network congestion, application usage, and performance inefficiencies.

               o Enterprise Network Architecture and System Design, which provides design and redesign of enterprise networks that conform to current and future technology needs of the customer. Access options such as remote access, dial-in, Internet and wide-area access are evaluated. In addition, we determine requirements for e-mail, groupware, thin client applications, and then implement them, thus, creating a more robust environment for sharing information across the enterprise.

               o Network Security, which provides security assessment, security policy, and firewall evaluation for customers who need a more demanding and comprehensive review of their security requirements.

               o Technology Assessment, which provides solutions to help customers differentiate themselves and strengthen their market position within their given industry. We take into account the customers' business strategy and offer core competencies in technologies such as Internet protocol telephony and voice-over frame relay which support that strategy.

            PROJECT MANAGEMENT AND NETWORK INTEGRATION SERVICES. We provide project management and network integration services to facilitate the implementation of customer networks pursuant to design specifications. Our project management expertise encompasses legacy technologies and state-of-the-art technologies enabling the rollout of turnkey solutions, delivering fully operational enterprise networks. We also program and furnish premise-based components of integrated networks utilizing complex network technologies across multi-vendor environments.

            NETWORK TRANSPORT SERVICES. We provide a broad range of transport services for multi-location enterprise network access. Services include dedicated private line, frame relay, Asynchronous Transfer Mode ("ATM"), and Internet Protocol ("IP"). These services are blended with our network management and integration services. To provide transport services, we have agreements with a number of long-distance carriers, including WorldCom, ICG, Global Crossing, TCG, Sprint, and AT&T and with approximately thirty local exchange carriers, including Qwest, across the country. We operate as an FCC approved inter-exchange carrier and a PUC approved local exchange carrier. We operate extensive dedicated and frame relay networks, and with affiliated network resources, are able to provide, manage, and maintain service across the country. Our competitive advantage is our track record in deploying voice-over-data for enterprise networking in both frame relay and Internet protocol environments.

OUR SALES AND MARKETING DEPARTMENT

            DEDICATED ACCESS SERVICE CUSTOMERS. Our primary commercial target market is small to medium-sized businesses with 25-5,000 work-stations, multiple office locations, a dependence on communications technology, and with headquarters located in Tier 1 or Tier 2 cities ranked in the top thirty high-tech Buying Power Index ("BPI"). Our secondary target markets will be small and medium-sized businesses located in smaller cities that are close to our headquarters.

            Our ability to deliver an array of integrated communications and Internet solutions, coupled with excellent technical knowledge and high quality service, is our key selling point to commercial customers. We design, implement, and maintain a complete enterprise network solution encompassing integrated voice, data, video, and Internet services, that is able to address all facets of internal and external communications for a business. A number of providers promote themselves as "one-stop shops" or "turnkey providers" of these services, but few have the ability to deliver, manage, and support all services "in-house." We believe that our ability to package, price, brand, and efficiently deliver our comprehensive set of products and services will allow us to grow as we focus our sales and marketing efforts on small to medium-sized businesses.

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

            DIAL-UP INTERNET ACCESS. Our dial-up customer base consists mainly of residential consumers and small businesses. We believe that our competitive advantage of packaging, pricing, branding, and promoting our wide range of access services will also serve as a competitive advantage in the residential consumer market, particularly as we extend our sales and marketing efforts across the nation. We engage in targeted marketing and distribution efforts in markets where there is an opportunity for substantial market penetration. We believe that high geographic concentrations of customers improve network economics and reduce customer acquisition costs, thereby resulting in higher margins. The future status of our dial-up Internet access business will depend on the final implementation of the EarthLink transaction, as described in the Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources section of this Annual Report on Form 10-K.

            Through the use of demographic market research data, we are targeting our marketing and sales efforts towards new and current Internet households and small businesses nationwide. Because we have experienced a significant amount of dial-up sales through word-of-mouth advertising, we operate an in-bound calling center and an out-bound telemarketing sales unit. Our marketing efforts have been geared toward generating positive referrals and stimulating customer growth and retention by providing high-quality service to our existing customers. As of March 1, 2001, we had approximately 50 sales representatives targeting both residential and business customers.

BILLING AND MANAGEMENT INFORMATION SYSTEMS

            We are in the process of completing the integration of our full billing platform on an outsource basis with CSG Systems, Inc., resulting in an online bill presentment and payment package, allowing customers to receive their invoices and make payments online. Currently, our administrative office functions are standardized on Microsoft Office products operating on Microsoft NT Server Networks. Finance and accounting utilizes Oracle accounting software products for general ledger, payables processing, and receivables collection and management.

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

               o our packaging and pricing of our complete suite of products and services compared to our competitors;

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

               o local, regional, and national Internet service providers, such as EarthLink, Internet America, PSINet, and Verio;

               o national telecommunications companies, such as AT&T (with AT&T WorldNet), WorldCom, Sprint (SprintNet), and Qwest Communications International;

               o local telephone and regional Bell operating companies, such as Verizon and SBC Communications;

               o computer hardware and software companies, such as International Business Machines and Microsoft;

               o national and regional companies that focus primarily on providing Web hosting services;

               o cable television operators, such as AT&T Broadband, AOL Time Warner, At Home, and Roadrunner; and

               o    nonprofit or educational ISPs.

Our competition could increase as large diversified telecommunications and media companies acquire Internet service providers and as Internet service providers consolidate into larger, more competitive companies. Diversified competitors may bundle other services and products with Internet access services, potentially placing us at a significant competitive disadvantage. In addition, competitors may charge less than we do for Internet services, causing us to reduce or preventing us from raising our fees. As a result, our business may suffer.

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

            Companies that own these broadband networks could restrict our ability to deliver competitive Internet access through the wire and cable connections that they own. Cable television companies are currently considering how to allow ISPs to access their broadband facilities and the terms and conditions of ISP access to broadband local telephone company networks are under continuing regulatory review. Our ability to compete with telephone and cable television companies may depend on future regulation to guarantee open access to the broadband networks. In addition to competing directly in the ISP market, both cable and television facilities operators are also aligning themselves with certain ISPs who may receive preferential use of broadband local connections to end users. If high-speed, broadband facilities increasingly become the preferred mode by which customers access the Internet and we are unable to gain access to these facilities on reasonable terms, our business, financial condition, and results of operations could be materially adversely affected.

            NO INTERNATIONAL OPERATIONS. We do not currently compete internationally. If the ability to provide Internet access internationally becomes a competitive advantage in the Internet access industry, we may be at a competitive disadvantage relative to our competitors.

EMPLOYEES

            As of March 21, 2001, we have approximately 379 employees, of which approximately 100 were added in acquisitions during 2000. None of our current employees are represented by a labor organization, and we consider our relations with our employees to be good.

PROPRIETARY RIGHTS

            GENERAL. Although we believe that our success is more a function of our technical expertise and customer service than our proprietary rights, IC&C's success and ability to compete depends in part upon our technology. We rely on a combination of copyright, trademark and trade secret laws, and contractual restrictions to establish and protect our technology. It is our policy to require employees and consultants and, when possible, suppliers to execute confidentiality agreements upon the commencement of their relationships with us. These agreements provide that confidential information developed or made known during the course of a relationship with IC&C must be kept confidential and not disclosed to third parties except in specific circumstances. We cannot provide any assurances that the steps we have taken will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

            LICENSES. We have obtained authorization to use the products of each manufacturer of software that we bundle in our front-end software product for Windows and Macintosh customers. The particular applications included in the IC&C starter-kit have, in some cases, been licensed. We currently intend to maintain or negotiate renewals of, as the case may be, all existing software licenses and authorizations as necessary. IC&C may also want or need to license other applications in the future. License fees charged to IC&C upon enrollment of additional customers are included in the cost of customer start-up fees. Other applications included in the IC&C starter kit are shareware that we have obtained permission to distribute or that are from the public domain and are freely issuable. IC&C developed the front-end software programs in IC&C's starter kit for Windows 3.1, Windows 95, and Macintosh. We have acquired some software, trademarks, and other proprietary technology that we may continue to use for acquired customers.

RISK FACTORS

            You should carefully consider the risks described below before making an investment decision.

DURING OUR OPERATING HISTORY WE HAVE INCURRED NET LOSSES AND EXPECT FUTURE
LOSSES

            We started our business in 1993 and began offering Internet access services in 1994. We have incurred operating losses in each year of our existence. We incurred net losses of $10.7 million for year ended December 31, 1998, $24.9 million for the year ended December 31, 1999, and $47.5 million for the year ended December 31, 2000. As of December 31, 2000, we have an accumulated deficit of $90.0 million. We may never be profitable.

            In 1998, a proposed merger transaction with Internet Communications Corporation ("INCC") and related financing transactions were terminated. In March 2000, we again reached an agreement to acquire INCC and our stockholders approved the acquisition at a Special Meeting held in November 2000. However, claims by third parties unrelated to INCC allegedly arising from the terminated 1998 merger remain outstanding. We have not agreed that we are responsible for these claims and have consistently disputed their validity. As a result, we recorded costs, expenses, and related fees of approximately $6.1 million. Of this amount, approximately $4.2 million relates to warrants that we issued. As of December 31, 2000, approximately $126,000 were still accrued relating to the termination of this merger, which approximates the amount of an offer to settle all outstanding claims. Although we are attempting to agree on a resolution of these disputes that is satisfactory to all parties, we cannot assure that we will be able to reach an agreement with all parties.

IF WE ARE UNABLE TO RAISE FUNDS WE WILL NOT BE ABLE TO MAINTAIN OUR CURRENT LEVEL OF OPERATIONS

            To expand our customer base nationwide, we will have to spend significant amounts of money on additional equipment to maintain the high speed and reliability of our Internet access services. We may also need to spend significant amounts of cash to:

               o    fund growth, operating losses, and increased expenses;

               o    integrate prior acquisitions with our core businesses;

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

WE CURRENTLY HAVE SEVERAL LEGAL CLAIMS FILED AGAINST US, AND IF WE CANNOT SUCCESSFULLY DEFEND OURSELVES, WE MAY BE REQUIRED TO PAY A MAXIMUM OF $4.3 MILLION OF DOLLARS IN DAMAGES OR ISSUE TWO MILLION SHARES OF COMMON STOCK.

            We have been named as a defendant in several legal claims brought in arbitration proceedings and in state courts in several states across the country. These claims seek compensation from us for damages allegedly suffered as a result of our past actions, and ask courts and arbitrators to order us to issue to them additional shares of common stock or provide them payment of monies. We have asserted defenses and disputed these claims brought against us, but we may not be successful in convincing the courts or the arbitrators that we should not be held liable. If we are ordered to pay the all the damages requested in these claims against us, we may have to pay monies in excess of four million dollars to these claimants, and/or issue additional shares of stock in excess of three million shares. If we are required to pay money damages, this could reduce our working capital and make it more difficult for us to run our business. If we are required to issue additional stock, this could increase the dilution of our current shareholders and make it more difficulty to raise future working capital through equity, debt, or other financings.

OUR COMMON STOCK MAY FAIL TO MEET THE CONTINUED LISTING REQUIREMENTS FOR THE NASDAQ NATIONAL MARKET OR SMALLCAP MARKET EXCHANGES, AND MAY BE DELISTED AND REMOVED FROM TRADING ON THOSE EXCHANGES BY NASDAQ.

            We received a letter from Nasdaq on December 29, 2000 which stated that the Nasdaq Staff believed that our common stock had failed to comply with the net tangible assets requirement for continued listing as set forth in the Nasdaq Marketplace Rules. We received a letter from Nasdaq on February 21, 2001 which stated that the Nasdaq Staff believed that our common stock had failed to comply with the minimum bid price requirement for continued listing as set forth in Nasdaq Marketplace Rules. We believe that the Staff Determinations set forth in the December 29, 2000 and the February 21, 2001 letters are wrong, and we hope to be able to convince Nasdaq to allow our common stock to continue to be listed and trading on the Nasdaq Exchange.

            We requested and attended a hearing before a Nasdaq Listing Qualifications Panel (the "Panel") on February 22, 2001 to contest the Staff Determination. We have presented information in support of our continued listing of our common stock on the Nasdaq Exchange. However, there is no assurance the Panel will grant our request for continued listing on the Nasdaq National Market. If Nasdaq does not grant our request for continued listing on the Nasdaq National Market or SmallCap Market Exchanges, our stock may only be listed for trading on the OTC Bulletin Board. This may make it harder for you to sell your stock, and may result in your stock being of lesser value. It may also make it more difficult for us to raise future working capital through equity, debt, or other financings. Additionally, if our stock is delisted and removed from Nasdaq, we may face shareholder lawsuits bringing claims that the delisting of our stock has caused millions of dollars in damages. If we lost those lawsuits, we could be required to pay shareholders several millions of dollars in damages.

WE FACE INTENSE COMPETITION, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY, WE MAY LOSE MARKET SHARE OR BE FORCED TO REDUCE PRICES

            We operate in the integrated communications and Internet services market, which is extremely competitive. Our current and prospective competitors include many large companies that have substantially greater market presence, financial, technical, marketing, and other resources than we have. We compete directly or indirectly with the following categories of companies:

               o established online services, such as America Online, the Microsoft Network, CompuServe, and Prodigy;

               o local, regional, and national Internet service providers, such as EarthLink, Internet America, PSINet, and Verio;

               o national telecommunications companies, such as AT&T, WorldCom., Sprint, and GTE;

               o regional Bell operating companies, such as BellSouth, SBC Communications, and Qwest;

               o computer hardware and software companies, such as International Business Machines and Microsoft; and

               o    online cable services, such as At Home and Roadrunner.

            Our competition is likely to increase. We believe this will probably happen as large diversified telecommunications and media companies acquire Internet service providers and as Internet service providers consolidate into larger, more competitive companies. Diversified competitors may bundle other services and products with Internet access services, potentially placing us at a significant competitive disadvantage. In addition, competitors may charge less than we do for Internet services, causing us to reduce or preventing us from raising our fees. As a result, our business may suffer.

IF WE ARE UNABLE TO COMPETE IN THE LOCAL EXCHANGE AND LONG DISTANCE TELEPHONE MARKET, OUR PROFITABILITY WILL BE ADVERSELY AFFECTED

            In 1998, we entered the long distance telephone market. We compete directly with inter-exchange carriers and long distance carriers and other long distance resellers and providers, including large carriers such as AT&T, WorldCom, Sprint, and new entrants to the long distance market. Many of our competitors are significantly larger and have substantially greater market presence and financial, technical, operational, marketing, and other resources. We face stiff price competition and may not be able to compete.

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

In particular, we must provide customers with the appropriate products, services, and guidance to best take advantage of the rapidly evolving Internet. Our failure to respond in a timely and effective manner to new and evolving technologies could have a negative impact on our business. Our ability to compete will also depend upon the continued compatibility of our services with products offered by various vendors. Although we intend to support emerging standards in the market for dedicated Internet access, industry standards may not be established. Moreover, if industry standards are established, we may not be able to conform to these new standards in a timely fashion. Our competitors may develop services and technologies that will render our services or technology noncompetitive or obsolete.

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

            We expect that price pressures may cause us to reduce prices in order to remain competitive, and we expect that such further price reductions could adversely effect our results of operations, unless we can lower our costs commensurate with such price decreases.

IF WE FAIL TO EFFECTIVELY MANAGE OUR GROWTH, THE QUALITY OF OUR SERVICE WILL DECLINE AND WE WILL LOSE CUSTOMERS

            Our past growth has and will place a significant strain on our managerial, operational, financial, and information systems resources. To accommodate our increased size, we must continue to implement and improve these systems and attract, train, manage, and retain qualified employees. These demands will require us to add new management personnel and develop new expertise. In order to successfully integrate newly acquired assets and continue to implement a nationwide strategy and network, we must:

               o closely monitor service quality, particularly through services provided by third parties;

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

Although we are taking steps to manage our increased size, we may not succeed. If we fail, our ability to maintain and increase our customer base will be impaired and our business will suffer.

IF WE FAIL TO INTEGRATE RESOURCES ACQUIRED THROUGH ACQUISITIONS, WE WILL LOSE CUSTOMERS AND OUR LIQUIDITY, CAPITAL RESOURCES, AND PROFITABILITY WILL BE ADVERSELY AFFECTED

            Since January 1999, we have acquired the stock or assets of 20 companies. Acquisitions often involve a number of special risks, including the following:

               o we may experience difficulty integrating acquired operations and personnel;

               o    we may be unable to retain acquired customers;

               o we may not be able to successfully incorporate acquired technology and rights into our service offerings and maintain uniform standards, controls, procedures, and policies;

               o the acquired businesses may fail to achieve anticipated revenues and earnings;

               o we may ultimately be liable for contingent and other liabilities, including those not previously disclosed to us, of the companies that we acquire; and

               o our resources may be diverted in asserting and defending our legal rights.

We may not successfully overcome problems encountered in connection with our acquisitions. Our acquisitions could materially adversely affect our operating results by:

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

IF WE ARE UNABLE TO OBTAIN SUFFICIENT NETWORK CAPACITY FROM OUR INTERNAL AND LEASED NETWORK, OUR ABILITY TO GROW WILL BE SEVERELY CURTAILED

            Our success depends, in part, on the capacity, reliability, and security of our network. Our network includes computers, servers, routers, modems, broadband fiber systems, access to third party broadband systems, and other related hardware and software. Network capacity constraints have occurred in the past and may occur in the future, in connection with particular dial-up POPs affecting only customers attempting to use that particular point of presence and system wide services, such as e-mail and news services, which can affect all customers. Capacity constraints result in slowdowns, delays, or inaccessibility when customers try to use a particular service. Poor network performance could cause customers to terminate their membership with us. To reduce the probability of such problems, we will be required to expand and improve our network. Such expansion and improvement will be very costly and time consuming. We may not be able to expand or adapt our network to meet additional demand or changing customer requirements on a timely basis or at a commercially reasonable cost.

            In order to provide Internet access and other online services, we lease access lines from multiple national telecommunications service providers. We are dependent upon these providers of data communications facilities to deliver service to our customers. Increased usage of these providers by other Internet service providers and online service providers may negatively affect access system performance.

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

IF WE ARE UNABLE TO DELIVER OUR SERVICES VIA TELECOMMUNICATIONS CARRIERS AND OTHER SUPPLIERS, WE COULD EXPERIENCE SERVICE DELAYS AND LOSE CUSTOMERS

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

            We also depend on certain suppliers of hardware and software components. We acquire a majority of our networking service components, including terminal servers and high-performance routers, from Cisco Systems, Inc., Sun Microsystems, Inc., and Lucent Technologies, Inc. The expansion of our network places a significant demand on our suppliers, some of which have limited production capacity. In the past, we have experienced delays in delivery of new telephone lines, modems, terminal servers, and other equipment. If delays are severe, all incoming modem lines may become full during peak times, resulting in busy signals for customers who are trying to connect to IC&C. If our suppliers cannot meet increased demand and we are not able to develop alternative sources of supply, we could experience delays and increased costs, difficulty in providing our services and the loss of dissatisfied customers.

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

MR. HANSON HAS A CONTROLLING INTEREST IN IC&C. THAT MAY PREVENT YOU FROM REALIZING A PREMIUM RETURN ON YOUR INVESTMENT

            Our CEO, President, and Chairman of the Board of Directors, Douglas Hanson, has a controlling interest in IC&C through his direct ownership of common stock, voting rights over shares held by Interwest Group, ability to exercise outstanding options, and his status as CEO and Chairman of the Board. As a result, Mr. Hanson has significant influence over shareholder votes for IC&C, and can influence all matters that require stockholder approval. Mr. Hanson may designate the members of our Board of Directors and can decide our operations and business strategy. You may disagree with Mr. Hanson's management decisions.

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

FUTURE ISSUANCE OF OUR COMMON STOCK PURSUANT TO STOCK OPTION PLANS AND EXERCISE OF WARRANTS WILL DILUTE YOUR OWNERSHIP INTEREST, AND THE SALE OF SUCH SHARES MAY NEGATIVELY AFFECT OUR STOCK PRICE

            As of March 23, 2001, we have approximately 29,935,189 shares of common stock outstanding, and have reserved approximately 6.3 million additional shares for issuance upon exercise of outstanding warrants and options, not including additional shares that may be issued in connection with:

               o the Class B Warrants issued in our December 1999 private placement (the "Class B Warrants");

               o certain warrants issued to Interwest Group Warrant in our November 2000 acquisition of INCC (the "Interwest Group Warrant"); and

               o our September 2000 acquisition of LanMinds, Inc. (the "LanMinds Acquisition Shares").

The final total of common stock issuable in connection with the Class B Warrants, the Interwest Group Warrant, and the LanMinds, Inc. acquisition will vary with the market price of our common stock. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a price it deems appropriate. Also, we have issued and plan to issue additional convertible equity and debt securities. If these securities are exercised or converted, you may experience significant dilution in the market value of your IC&C common stock. Our stock price is highly volatile.

OUR OUTSTANDING CLASS B WARRANTS, THE INTERWEST GROUP WARRANT, AND THE LANMINDS ACQUISITION SHARES COULD RESULT IN SUBSTANTIAL DILUTION OF YOUR INVESTMENT, A DETRIMENTAL EFFECT ON OUR ABILITY TO RAISE ADDITIONAL CAPITAL, AND A SIGNIFICANT DECLINE IN THE VALUE OF OUR COMMON STOCK

The outstanding Class B Warrants, the Interwest Group warrant, and the LanMinds Acquisition Shares carry certain risks, including the potential for:

            o     substantial dilution of your investment in IC&C;

            o     a detrimental effect on our ability to raise additional funds;
                  and

            o a decline in the market value of our common stock as a result of the exercise of the Class B Warrants and subsequent sales of the common stock.

            Because of the potential for dilution, as outlined above, we may find it more difficult to raise additional equity capital while the Class B Warrants, the Interwest Group Warrant, and the LanMinds Acquisition Shares are outstanding. Sources of equity capital may be reluctant to provide needed operating capital, which could have an adverse affect on our ability to finance growth opportunities and on our liquidity.

            CLASS B WARRANT DILUTION. The number of shares that we may issue to holders of the Class B Warrants is based on the market price of our common stock from May 2000 through November 2002. In effect, the holders of the Class B Warrants have the opportunity to profit from a rise in the market price of our common stock, if any, thereby reducing the risk of loss on their initial investment resulting from a decline in our stock price. If the market price of our common stock decreases, we may issue a greater number of shares upon exercise of the Class B Warrants. There is theoretically no limit on the number of shares of common stock that we may be required to issue upon exercise of the Class B Warrants. Your percentage ownership of our common stock could be diluted substantially. Moreover, because the exercise price of the Class B Warrants is only $0.01 per share we will not receive material cash proceeds from the exercise of the Class B Warrants.

            To assist you in understanding the potential dilution that may result from exercise of the Class B Warrants from now until the expiration date, we have set forth the maximum number of shares of common stock we would be required to issue through December 2002 in the following chart. We have assumed that the closing bid price of the common stock is equal to 200%, 100%, 66.7%, and 33.3% of the closing price of our common stock on February 15, 2001 ($0.8125 per share) and stays at that level through the end of the Adjustment Period.

                                                     MAXIMUM NUMBER OF SHARES
                                                  ISSUABLE UPON EXERCISE OF CLASS B         PERCENTAGE OF
                                                     WARRANTS AT $0.01 PER SHARE         OUTSTANDING SHARES AT
ASSUMED CLOSING BID PRICE                            (THROUGH DECEMBER 2002)             FEBRUARY 21, 2001 (1)
-------------------------                         ---------------------------------      ---------------------
$1.625 - 200% of closing price on 2/15/2001                  6,822,104                           19%


$0.8125 - 100% of closing price on 2/15/2001                13,644,208                           32%


$0.5417 - 66.7% of closing price on 2/15/2001               20,465,053                           41%


$0.2708 - 33.3% of closing price on 2/15/2001               40,937,664                           58%

----------

(1) Assumes that all shares to be issued upon exercise of Class B Warrants are issued and outstanding. However, under the terms of both the Class A and Class B warrants, the holders, at any given time, may not beneficially own more than 4.9% of our outstanding common stock.

            THE INTERWEST GROUP WARRANT DILUTION. In connection with our November 2000 merger with Internet Communications, Inc., we issued a warrant to Interwest Group that is exercisable on November 30, 2001 (one year and one day after the closing of the merger). The number of shares for which this warrant will be exercisable, if any, depends on the trading price of our common stock at that time. If the market price of our common stock decreases, we may issue a greater number of shares upon exercise of the Interwest Group Warrant. The Interwest Group

Warrant is exercisable if the market value of our common stock received by Interwest Group upon conversion of the Interwest Group loan on the date that is one year and one day after the date of conversion is less than the original amount of the Interwest Group loan converted into our common stock. Accordingly, if the market price of our common stock decreases, we may issue a greater number of shares upon exercise of the Interwest Group warrant.

            To assist you in understanding the potential dilution that may result from exercise of the Interwest Group Warrant, in the following chart we have set forth the maximum number of shares of common stock we would be required to issue at the time the Interwest Group Warrant is exercised. We have assumed that the closing bid price of the common stock is equal to 200%, 100%, 66.7%, and 33.3% of the closing price of our common stock on February 15, 2001 ($0.8125 per share) and stays at that level through the end of the Adjustment Period.

                                                        MAXIMUM NUMBER OF SHARES
                                                      ISSUABLE UPON EXERCISE OF THE           PERCENTAGE OF
                                                    INTERWEST GROUP WARRANT AT $0.001     OUTSTANDING SHARES AT
ASSUMED CLOSING BID PRICE                                      PER SHARE                  FEBRUARY 21, 2001 (1)
------------------------------------------------    ---------------------------------     ---------------------
$1.625 - 200% of closing price on 2/15/2001                     2,562,837                              8%

$0.8125 - 100% of closing price on 2/15/2001                    6,054,008                             17%

$0.5417 - 66.7% of closing price on 2/15/2001                   9,544,535                             25%

$0.2708 - 33.3% of closing price on 2/15/2001                  20,021,271                             40%

----------

Because the exercise price of the Interwest Group warrants is only $0.001 per share we will not receive material cash proceeds from the exercise of the Interwest Group warrants.

            THE LANMINDS ACQUISITION SHARES DILUTION. On September 21, 2000, we entered into an Asset Transfer Agreement with LanMinds, Inc. ("LanMinds"), a California corporation headquartered in Berkeley, California, pursuant to which we acquired the assets of LanMinds. Pursuant to the terms of the LanMinds Asset Transfer Agreement, we agreed to provide consideration to LanMinds in an amount equal to approximately $6 million, payable in the form of shares of our common stock over the next five years. At closing, we provided LanMinds consideration equal to $2 million, in the form of 916,031 shares of common stock, with the number of shares to be issued based on the 15-day average closing price prior to September 21, 2000 ($2.1833 per share). As partial payment of the remaining consideration due to LanMinds, we also agreed to issue 591,237 shares which will be held in escrow, subject to later adjustment and release to LanMinds. The ultimate number of shares we are required to issue depends on various factors set forth in the LanMinds Asset Transfer Agreement, including the following, among others: (a) the ability of LanMinds' to generate sufficient revenues, (b) LanMinds' liquidity, as measured by the difference between LanMinds' current assets and current liabilities, (c) claims that may be brought against LanMinds, and (d) the market price of our common stock. Due to these contingencies, only 505,447 shares have been recorded to equity at December 31, 2000. Any significant increase in additional shares to be issued would not occur for five years. At that time, on the fifth anniversary of the closing, there would theoretically be no limit to the number of shares of common stock that we may be required to issue if the market price of the Registrant's common stock at that time was trading below $7.50 per share. As of December 31, 2000, if we were to issue the shares to LanMinds under the LanMinds Asset Transfer Agreement, we would have been required to issue an additional 13,976,603 shares. The consideration that we agreed to pay to LanMinds was determined through arm's length negotiation. There was no material relationship between us and LanMinds prior to the acquisition. LanMinds is a business-focused Internet Access and web solutions provider with customers in California, Colorado, and Japan.

IF INSTITUTIONAL INVESTORS AND OTHER STOCKHOLDERS SELL LARGE VOLUMES OF THEIR COMMON STOCK WITHIN A RELATIVELY SHORT PERIOD OF TIME, INCLUDING SHARES TO BE ISSUED UPON CONVERSION OF THEIR WARRANTS, THE VALUE OF OUR COMMON STOCK MAY DECLINE

            If the institutional investors and other stockholders sell large volumes of our common stock within a relatively short period of time, the market price of our common stock may decrease and allow the warrant holders to convert their warrants into a greater amount of our common stock. Further sales of the common stock issued upon conversion of the warrants could cause even greater declines in the price of our common stock. Although warrant holders are restricted in their ability to engage in short sales and similar transactions, the downward pressure on the market price caused by conversion of warrants and sale of the underlying common stock could encourage short sales by other investors and further undermine the value of our common stock.

IF WE ARE UNABLE TO OBTAIN STOCKHOLDER APPROVAL TO ISSUE THE CLASS B WARRANT SHARES, WE MAY BE REQUIRED TO REQUEST DELISTING OF OUR COMMON STOCK FROM THE NASDAQ STOCK MARKET OR REDEEM THE OUTSTANDING CLASS B WARRANTS AT A PREMIUM

            Under the rules of the Nasdaq Stock Market, we are required to obtain stockholder approval for the issuance of common stock upon exercise of the Class B Warrants if the number of shares issuable upon exercise of the Class B Warrants equals or exceeds 20% of the number of shares of common stock outstanding before the Class B Warrants were issued (the "Nasdaq 20% Limitation"). On the date the Class B Warrants were issued, we had 18,865,448 shares of common stock outstanding. Thus, we will be able to issue 3,773,089 shares upon exercise of Class B Warrants without obtaining stockholder approval.

            However, based on the current market price of our common stock, the number of shares of common stock issuable upon exercise of Class B Warrants will exceed the Nasdaq 20% Limitation. We intend to seek stockholder approval to issue these shares at the Annual Meeting of Shareholders scheduled for June 2001. If we fail to obtain stockholder approval, we would then have to:

            o     delist our common stock from the Nasdaq Stock Market; and/or

            o pay a redemption fee equal to 120% of the average market value of the unissued common stock over a five-day period immediately preceding the holder's request for redemption.

Redemption of the underlying common stock that cannot be issued due to the Nasdaq 20% Limitation at a premium could severely diminish our working capital and harm its ability to raise additional capital. Furthermore, if we are required to delist our shares from the Nasdaq National Market, you may have more difficulty in attempting to sell your IC&C common stock.

THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD LEAD TO LOSSES FOR INDIVIDUAL INVESTORS AND COULD DAMAGE OUR REPUTATION AND LEAD TO COSTLY AND TIME CONSUMING SECURITIES CLASS ACTION LITIGATION

            Our financial results may fluctuate significantly because of several factors, many of which are beyond our control. These factors include:

            o costs associated with gaining and retaining customers and capital expenditures for upgrading systems and infrastructure;

            o timing and market acceptance of new and upgraded Internet service introductions, technologies, and services by us and our competitors;

            o loss of customers and seasonal fluctuations in demand for our services;

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

            Historically, the trading prices of our common stock have been volatile. We believe that the market prices will continue to be subject to significant fluctuations due to various factors and events that may or may not be related to our performance. If the market value of our common stock decreased substantially, the common stock could be delisted from the Nasdaq National Market. Consequently, you could find it difficult or impossible to sell your stock or to determine the value of your stock. In addition, the stock market has from time to time experienced significant price and volume fluctuations, which have particularly affected the market prices of the stocks of Internet-sector companies and which may be unrelated to the operating performance of such companies. Furthermore, our operating results and prospects from time to time may be below the expectations of public market analysts and investors. Any such event could result in a material decline in the price of your stock.

WE HAVE NO INTENTION TO PAY DIVIDENDS

            We have never paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not expect to pay any dividends in the foreseeable future.

WE FACE POTENTIAL COSTS AND LIABILITY IN CONNECTION WITH THE INFORMATION WE HOST AND THAT IS DISSEMINATED THROUGH OUR NETWORK

            We are not currently subject to direct federal, state, or local government regulation, other than regulations applicable to businesses generally. There currently is only a small body of laws and regulations directly applicable to the provision of access to or commerce services on the Internet. For example, in late 1998, Congress enacted the Digital Millennium Copyright Act, which includes a limitation on liability of online service providers for copyright infringement for transmitting, routing, or providing connections, storage or caching of data at the direction of a user. This limitation on liability applies if the service provider has no actual knowledge that the particular data infringed on third party intellectual property rights and if certain other conditions are met. Because this law is relatively new, we are not sure how it will be applied to limit any liability that it may face in the future for possible copyright infringement-related issues that arise in connection with the services we provide. This law also requires that service providers follow certain notice and take-down procedures with respect to allegedly infringing materials in order to take advantage of the limitation on liability provided by the Digital Millennium Copyright Act. We are in the process of implementing these sorts of procedures across its operations. Certain provisions of the Communications Decency Act, which imposes criminal penalties for using an interactive computer service for transmitting obscene or indecent communications, have been found unconstitutional by the U.S. Supreme Court. Other federal legislation that was enacted to require limitations on access to pornography and other material deemed harmful to minors was determined to violate the First Amendment, but that decision is on appeal. We are unable to predict the outcome of this appeal or whether other similar legislation will be enacted or enforced. In addition, the Federal Trade Commission adopted final rules, effective April 21, 2000, regarding the Children's Online Privacy Protection Act's prohibition of unfair and deceptive acts and practices in connection with the collection and use of personal information from and about children on the Internet. The rules provide that Web sites directed at children under 13 years of age must obtain verifiable parental consent before collecting personal information from children and must take other measures intended to safeguard children's privacy. Additional requirements may be imposed on Web site operations relating to the use, dissemination, and collection of personal information. We have adopted a standard acceptable use policy that applies to all of our customers and that prohibits them from posting, transmitting, or storing material on or through our services that we determine to be in violation of third party intellectual property rights. Our acceptable use policy also imposes other restrictions on our customers in connection with the use of our services, including prohibitions on illegal activity or other activity that is destructive or potentially destructive to our business or reputation or to our customers. We initially designed and continue to evolve our acceptable use policy to promote the security, reliability, and privacy of our systems and network. However, we cannot assure you that our policy will accomplish this goal or shield us from liability under the Digital Millennium Copyright Act or otherwise with respect to the activities of, or the content hosted or transmitted by, our customers or other Internet users.

            Because of the increased popularity and use of the Internet, it is likely that a number of additional laws and regulations may be adopted at the federal, state, and local levels, governing such issues as user privacy, freedom of expression, pricing, taxation, advertising, intellectual property rights, information security, and the convergence of traditional telecommunications services with online services and Internet communications. Legislation addressing such things as online security, privacy, mass unsolicited commercial e-mail messages, and the regulation of sales of products, such as pharmaceuticals, firearms, drug paraphernalia, and gambling, is proposed regularly in many states and in Congress. The implementation of any such legislation could result in direct or indirect regulation of online service providers generally, including us. In that case, it is likely that we will have to implement additional policies and procedures designed to assure our compliance with the particular legislation.

            The imposition on Internet service providers or Web hosting providers of potential liability for materials carried on or disseminated through their systems could require us to implement measures to reduce its exposure to such liability. These measures may require that we spend substantial resources or discontinue certain product or service offerings. Any of these actions could have a material adverse effect on our business, financial condition and results of operations. Further, the adoption of such laws and regulations might decrease growth of the Internet generally, which in turn could negatively impact our business. In addition, applicability to the Internet of existing laws governing such things as property ownership, intellectual property rights, taxation, obscenity, defamation, libel, and personal property is uncertain. Because so many of the existing laws on these topics were adopted prior to the advent of the Internet and related technologies, they do not contemplate, address, or readily apply to the unique issues that the Internet and its use create.

            The law relating to the regulation and liability of Internet access providers in relation to information carried or disseminated is also developing in other countries. For example, the European Union has enacted its own data privacy regulations, and Australia has imposed new obligations on Internet service providers to block access to certain types of content. Decisions, laws, regulations, and other activities regarding regulation and content liability may significantly affect the development and profitability of companies offering online and Internet access services.

            We carry an errors and omissions insurance policy. This insurance may not be adequate or available to compensate us for all liability that may be imposed.

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION THAT COULD DECREASE OUR REVENUES AND INCREASE OUR COSTS

            Although as an Internet access provider we are not currently subject to direct federal governmental regulation other than regulations applicable to businesses generally, changes in the regulatory environment relating to the Internet Access market could affect our business, financial condition, and results of operations. For example, regulations at the Federal Communications Commission require discounted Internet access rates for schools and libraries. Due to the increasingly widespread use of the Internet for the hosting, use, and transmission of content, it is likely that additional laws and regulations will be adopted at the federal, state, and local level, especially that is content related, that will apply directly or indirectly to us. For example, legislation concerning unsolicited commercial e-mail messages, online gambling, online sales of pharmaceuticals, drug paraphernalia, and other illegal or controlled goods and services, privacy, libel, intellectual property protection and infringement, technology export, and other controls is pending and, in some cases, has been adopted in various states as well as at the federal level. We may be subject to similar or other laws and regulations in non-U.S. jurisdictions.

            Moreover, the Federal Communications Commission continues to review its regulatory position on the usage of the basic network and communications facilities by Internet service providers. Although the Federal Communications Commission determined that Internet service providers should not be treated as telecommunications carriers and, therefore, need not be regulated, in an April 1998 report, the regulatory status of Internet service providers remains uncertain. Indeed, in its 1998 report, the Federal Communications Commission concluded that certain services offered over the Internet, such as phone-to-phone Internet protocol telephony, may be functionally indistinguishable from traditional telecommunications service offerings and their non-regulated status may have to be re-examined.

            Changes in the regulatory structure and environment affecting the Internet access market, including regulatory changes that directly or indirectly affect telecommunications costs or increase the likelihood of competition from regional bell operating companies or other telecommunications companies, could adversely affect us. Although the Federal Communications Commission has decided not to allow local telephone companies to impose per-minute access charges on Internet service providers, and that decision has been upheld by a reviewing court, further regulatory and legislative consideration of this issue is likely. In addition, some telephone companies are seeking relief through the Federal Communications Commission and state regulatory agencies. Such rules, if adopted, are likely to have a greater impact on consumer-oriented Internet access providers than on business-oriented Internet service providers such as us. Nonetheless, the imposition of access charges would affect our costs of serving dial-up customers and could have a material adverse effect on our business, financial condition, and results of operations.

IF WE ARE UNABLE TO RETAIN KEY EXECUTIVES, OUR GROWTH POTENTIAL AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED

            Our success greatly depends on our ability to attract and retain key technical, sales, marketing, information systems, financial, and executive personnel. We are especially dependent on the continued services of our senior management team, particularly Douglas H. Hanson, our Chief Executive Officer, President, and Chairman of the Board of Directors. The loss of Mr. Hanson or other senior managers could have a materially detrimental effect on us. All members of our senior management team can terminate their employment at any time. We do not maintain key person life insurance on any of our personnel. If we fail to attract, hire, or retain the necessary personnel, or if we lose the services of any member of our senior management team, our business could be adversely affected.

ITEM 2. DESCRIPTION OF PROPERTIES

            Our corporate headquarters is located in Denver, Colorado at 999 Eighteenth Street, Suite 2201, where the executive, and administrative functions exist. We lease approximately 27,893 square feet in Englewood, Colorado at 7100 East Belleview Avenue, Suite 201, where our integration and installation business is located, under a lease that expires October 31, 2002. We also lease approximately 4,000 square feet in Denver at 1800 Glenarm. This facility has been sub-let for the remainder of the lease term, which concludes January 7, 2001. We also have leased POP locations in Colorado Springs, Denver, Grand Junction, Loveland, and Pueblo, Colorado. Through third-party contracts, we lease two additional POP locations in Durango and Montrose, Colorado. Through acquisitions we have assumed or negotiated operating leases for office locations in Opelika, Alabama, Phoenix, Arizona, Tucson, Arizona, Berkeley, California, San Francisco, California, Burlington, Colorado, Colorado Springs, Colorado, Denver, Colorado, Englewood, Colorado, La Junta, Colorado, Loveland, Colorado, Steamboat Springs, Colorado, Bloomington, Illinois, Champaign, Illinois, Normal, Illinois, Schaumburg, Illinois, Overland Park, Kansas, Walkersville, Maryland, Tulsa, Oklahoma, Salt Lake City, Utah, and Seattle, Washington. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

            Although we resolved a prior dispute with INCC in conjunction with a failed 1998 merger attempt and subsequently completed the merger in November 2000 claims by third parties allegedly arising from the terminated 1998 merger remain outstanding. We have incurred costs, expenses, and related fees of $6.1 million, a portion of which are in dispute. Of the $6.1 million expense, approximately $4.2 million relates to a non-cash item regarding warrants that we issued. Related to this dispute, certain third parties filed suit on June 12, 2000 in New York state court claiming they were entitled to approximately $794,000 in fees. We filed an answer and counterclaim on July 13, 2000, disputing all such claims. At this time, we have received an offer to settle all outstanding claims in this matter in an amount of approximately $125,000. We have this settlement offer under active consideration, but are unable to determine the possible outcome of this dispute.

            On September 28, 2000, we received a Demand for Arbitration and Statement of Claim by Roger L. Penner, a former employee of the Company. Mr. Penner was terminated for cause by us on June 12, 2000. Mr. Penner is the former owner of CommerceGate Corporation, which was acquired by us on June 24, 1999 pursuant to a merger agreement. The Penner demand asserts a claim that he was terminated without cause, and that we breached the merger agreement. The Penner demand seeks damages, in the form of our common stock and monies, in excess of $2 million. We filed an answer and counterclaim on October 27, 2000, disputing all claims set forth in the Penner demand, and asserting claims that Penner was terminated for cause, that Penner breached the merger agreement, and that Penner through fraud and willful misconduct caused material damage to us. Our counterclaim seeks damages from Penner in excess of $4 million. The matter is currently in arbitration. At this time, we are unable to determine the possible outcome of this remaining dispute.

            On February 20, 2001, a lawsuit was filed against us in the Alabama State Court by the Opelika Industrial Authority, which asserted claims against us for non-payment on a Promissory Note, totaling approximately $1,086,939. We are currently reviewing the complaint, and determining whether to file an answer and/or counterclaim, and whether to agree to jurisdiction to this dispute in Alabama. At this time, we are unable to determine the possible outcome of this dispute.

            On February 15, 2001, a lawsuit was filed against us in the Colorado State Court by the Vitria Technology, Inc., which asserted claims against us for non-payment on a purchase of financial software, totaling approximately $560,000. We did not install or utilize the Vitria software at any time, and returned such software intact and unused in June 2000, with a statement that we were revoking the purchase. We are currently reviewing the complaint, and determining whether to file counterclaims in addition to an answer. At this time, we are unable to determine the possible outcome of this dispute.

            On March 1, 2001, a Demand for Arbitration was filed against us with the American Arbitration Association by Novo MediaGroup, Inc., which asserted claims against us for failure to deliver the shares of our common stock that were held in escrow subject to the parties' Asset Purchase Agreement, dated August 1999, totaling a sum value of approximately $510,000. We believe that Novo MediaGroup did not honor all obligations and warranties of the Asset Purchase Agreement, which put in question whether they were entitled to receipt of the shares held in escrow. We are currently reviewing the Demand for Arbitration, and determining whether to file counterclaims in addition to an answer. At this time, we are unable to determine the possible outcome of this dispute.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The following two matters were submitted to a vote of security holders at the Special Meeting of Shareholders held on November 28, 2000. Specifically, stockholders approved:

1. the Amended and Restated Agreement and Plan of Merger dated as of October 18, 2000, by and among IC&C (then known as RMI.NET, Inc.), Internet Acquisition Corporation, our wholly owned subsidiary, and Internet Communications, Inc. As a result of the merger, Internet Communications became a wholly owned subsidiary of IC&C. There were 13,257,474 votes cast for approval of the proposal, 179,249 votes cast against approval of the proposal, 24,248 abstentions, and 9,888,604 shares not voted; and

2. an amendment to Article 1 of our Amended and Restated Certificate of Incorporation, as amended, to change our name from RMI.NET, Inc. to Internet Commerce & Communications, Inc., subject to completion of the proposed merger with INCC. There were 13,161,553 votes cast for approval of the amendment, 271,635 votes cast against approval of the amendment, 27,783 abstentions, and 9,888,604 shares not voted.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            Our common stock is traded on the Nasdaq National Market under the symbol "ICCX."

            The following table sets forth the closing high and low closing prices of our common stock as reported on the Nasdaq SmallCap Market from January 1, 1998 through December 31, 2000. On March 5, 1999, our common stock began trading on the Nasdaq National Market.

                                                               STOCK PRICE
                                                    ----------------------------------
                             2001                      HIGH                   LOW
      ---------------------------------             ------------         -------------
      January 1, 2001 - March 23, 2001              $      1.500         $       0.281

                   2000
      ---------------------------------
      First Quarter                                 $     12.500         $       7.313
      Second Quarter                                $      7.063         $       2.875
      Third Quarter                                 $      3.375         $       1.250
      Fourth Quarter                                $      1.688         $       0.281

                   1999
      ---------------------------------
      First Quarter                                 $     15.875         $      10.500
      Second Quarter                                $     16.625         $      10.938
      Third Quarter                                 $     13.625         $       6.688
      Fourth Quarter                                $     10.000         $       6.094

            At March 23, 2001, the last reported sales price of our common stock was $0.406 per share. Based on information supplied by certain of record holders of our common stock, we estimate that there are approximately 13,881 beneficial owners of our common stock. We have never declared or paid any dividends on our common stock. Because we currently intend to retain future earnings to finance growth, we do not anticipate paying any cash dividends in the foreseeable future.

            For a description of unregistered securities issued by IC&C in 2000, refer to Notes 8 and 9 of Notes to Consolidated Financial Statements. In each of these transactions, we relied on the exemption from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

            From January 1, 2000 through December 31, 2000, we granted options to purchase 1,846,850 shares of common stock under our stock option plans with a weighted average exercise price of $2.23 per share. Our directors and employees exercised options to purchase 54,862 shares of common stock with a weighted average exercise price of $5.20 per share.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION

            The following is a summary of selected consolidated financial data of IC&C as of and for the five years ended December 31, 2000. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                             2000              1999              1998              1997              1996
                                         ------------      ------------      ------------      ------------      ------------
STATEMENT OF OPERATIONS DATA(1):
Revenues ...........................     $ 45,410,098      $ 30,122,004      $ 10,087,015      $  6,127,111      $  3,281,579
Impairment of intangible assets ....       (5,331,795)               --                --                --                --
Operating loss .....................      (42,561,763)      (24,545,868)      (10,478,162)       (3,800,706)       (2,281,194)
Net loss ...........................      (47,457,609)      (24,927,652)      (10,668,802)       (4,152,853)       (2,342,571)
Basic and diluted loss per share ...            (2.12)            (1.83)            (1.39)            (0.79)            (1.03)


BALANCE SHEET DATA:
Cash and cash equivalents ..........     $         --      $ 11,238,188      $  5,729,346      $  1,053,189      $    348,978
Working capital (deficit) ..........      (21,004,115)        2,004,051         1,986,513          (209,003)          370,884
Total assets .......................       62,054,698        70,719,030        24,681,801         5,082,119         5,540,167
Long term debt and capital lease
  obligations ......................          538,189         2,222,373           493,963           904,627         1,134,380
Redeemable, Convertible Preferred
  Stock ............................               --                --         6,747,843                --                --
Total stockholders' equity
  (deficit) ........................     $ 29,849,531      $ 54,445,345      $ 11,817,614      $  2,083,370      $  2,317,437

------------
(1) The Company's operating results have been influenced by a significant number of acquisitions which have occurred from 1996 to 2000. See Note 11 to the consolidated financial statements for a description of certain of these acquisitions.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

     The following table presents operating data, as a percentage of total revenue, for the years ended December 31, 2000, 1999, and 1998. This information is from our consolidated audited financial statements included in this Annual Report on Form 10-K and this information should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                                           YEAR ENDED DECEMBER 31,
                                                         --------------------------
                                                         2000       1999       1998
                                                         ----       ----       ----
Revenue:
     Access services ...............................       79%        86%        79%
     Web solutions .................................       17%        14%        21%
     Integration and installation services .........        4%        --%        --%
                                                         ----       ----       ----
         Total revenue .............................      100%       100%       100%

Costs and expenses:
     Cost of services ..............................       60%        59%        35%
     Selling expenses ..............................       14%        20%        20%
     General and administrative expenses ...........       65%        73%        71%
     Costs related to unsuccessful merger attempt ..       --%        --%        60%
     Depreciation and amortization .................       43%        29%        18%
     Impairment of intangible assets ...............       12%        --%        --%
                                                         ----       ----       ----
         Total costs and expenses ..................      194%       181%       204%
                                                         ----       ----       ----
              Operating loss .......................      (94)%      (81)%     (104)%

Other income (expense):
     Interest expense ..............................       (2)%       (2)%       (3)%
     Interest income ...............................        1%        --%         1%
     Loss on write off of investment................       (8)%       --%        --%
     Other income (expense) ........................       (1)%       --%         1%
                                                         ----       ----       ----

Net loss ...........................................     (104)%      (83)%     (105)%
                                                         ====       ====       ====

            TOTAL REVENUE

            Our total revenues grew 51% from $30,122,000 in 1999 to $45,410,000 in 2000. Acquisitions completed in the second half of 1999 primarily contributed to the increase in revenue. In addition, for the year ended December 31, 2000, we completed four acquisitions which contributed revenue of approximately $3.2 million.

            ACCESS SERVICES

            Access Services is comprised predominately of dial-up, dedicated access and telecommunication services. We offer a broad range of access options to our customers including dedicated, Digital Subscriber Line ("DSL"), Integrated Services Digital Network ("ISDN"), dial-up connections as well as long distance voice services. Access Services customers typically pay fixed, monthly recurring service charges plus a one-time setup fee, which are being recognized over the longer of the contract term or the expected life of the customer relationship. The charges vary depending on the type of service, the length of the contract and local market conditions. Amounts billed relating to future periods are recorded as deferred revenue and amortized monthly as the services are rendered.

            Access Services revenue increased 38% from $25,864,000 in 1999 to $35,766,000 in 2000. In addition, Access Services revenue as a percentage of total revenue decreased from 86% in 1999 to 79% in 2000. Acquisitions completed in the second half of 1999 and in 2000 contributed significantly to this increase.

            The future revenues of our dial-up Internet access business will depend on the final implementation of the EarthLink transaction, as described in the Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources section of this Annual Report on Form 10-K. Dial-up revenue represented $15,923,167 or 35% of total revenue for the year ended December 31, 2000.

            WEB SOLUTIONS

            Web Solutions revenues are comprised of three major products: Web site hosting, Web site design and development, and Web site marketing. Web hosting customers typically pay fixed, recurring monthly service charges plus a one-time setup fee. Revenue from Web site design and development and Web marketing customers is recognized as the service is provided.

            Web Solutions revenue grew 83% from $4,258,000 in 1999 to $7,787,000 in 2000. Web site hosting accounted for $1,285,000 of revenue in 1999 and $2,503,039 in 2000, for an increase of 95% due to an increase in the number of hosted Web sites as a result of acquisitions completed in the second half of 1999 and in 2000. Web site design and development increased from $2,452,000 in 1999 to $3,296,452 in 2000, for an increase of 34%. The increase in Web production revenue is primarily due to Web production revenue contributed through the acquired companies.

            INTEGRATION AND INSTALLATION SERVICES

            Integration and Installation Services revenues are comprised of these products: Central Office Installation, Network Transport Services, and Network Management Services.

            Integration and Installation Services revenue grew from $0 in 1999 to $1,857,000 in 2000. This is due to the addition of Integration and Installation Services as a result of our November 2000 acquisition of Internet Communications, Inc.

            OPERATING EXPENSES

            Operating expenses consist primarily of costs for circuit and local line charges to provide service to our customers. The operating expenses related to Web solutions customers consist primarily of payroll expense related to Web-site design services and sub-contracting costs.

            Operating expenses increased 54%, from $17,816,000 in 1999, to $27,363,000 in 2000, primarily due to acquisitions. In addition, the operating expenses as a percent of revenue increased from 59% in 1999 to 60% in 2000.

            SELLING EXPENSES

            Selling expenses consist primarily of salaries, commission, advertising, and marketing. Selling expenses increased 9%, from $6,005,000 in 1999 to $6,567,000 in 2000. The increase in selling expenses is due primarily to the addition of sales personnel related to the current year acquisitions and an increase in advertising expense.

            GENERAL AND ADMINISTRATIVE EXPENSES

            General and administrative expenses ("G & A") consist primarily of salaries and related benefits, and includes the expenses of general management, engineering, customer service, technical support, accounting, billing, and office facilities. G&A expenses increased 36% from $21,995,000 in 1999 to $29,824,000 in 2000.

            DEPRECIATION AND AMORTIZATION

            Depreciation and amortization is provided for over the estimated useful lives of assets ranging from three to seven years using the straight-line method. The excess of cost over the fair value of net assets acquired, or goodwill, is amortized using the straight-line method over a five-year period. Depreciation and amortization increased 121% from $8,852,000 in 1999 to $19,574,000 in 2000. The increase was due to higher goodwill amortization associated with our acquisition of four companies during 2000 and 16 companies in 1999. In addition, depreciation and amortization increased due to our decision to write off capitalized and purchased software of approximately $2.0 million due to the uncertainty as to the ultimate realization of these amounts.

            IMPAIRMENT OF INTANGIBLE ASSETS

            During the year ended December 31, 2000 and as a result of determination of revised values for our dial-up Internet access service due to the March 2001 EarthLink transaction, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, we have recorded a write-down of goodwill of $5,332,000. A similar write-down did not occur in 1999.

            INTEREST EXPENSE

            Interest expense increased from $542,000 in 1999 to $1,023,000 in 2000. The increase is due to increased borrowings in 2000 compared to 1999.

            LOSS ON WRITE OFF OF INVESTMENTS

            During the fourth quarter of 2000, we purchased a 19.9% interest in a content portal and ASP delivery system. We intended to further develop and sell this system to others. Due to the investee's inability to generate sufficient operating results, we were unable to realize expected profits from this investment. Accordingly, we determined that it was uncertain whether adequate sales of this system would be realized and wrote off the investment balance of approximately $3.6 million.

     YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

            TOTAL REVENUE

            Our total revenues grew 199% from $10,087,000 in 1998 to $30,122,000 in 1999. Revenue growth performance is attributable to an increase in the number of our customers which were added primarily through acquisition. During the year ended December 31, 1999, we completed 16 acquisitions which contributed revenue of approximately $13.8 million. In addition, we intensified our sales and marketing efforts in 1999 versus 1998 by launching a national advertising campaign in September 1999 as well as increasing the size of our sales force.

            ACCESS SERVICES

            Access Services is comprised predominately of dial-up, dedicated access and telecommunication services. We offer a broad range of access options to our customers including dedicated, Digital Subscriber Line ("DSL"), Integrated Services Digital Network ("ISDN"), dial-up connections as well as long distance voice services. Access Services customers typically pay fixed, monthly recurring service charges plus a one-time setup fee. The charges vary depending on the type of service, the length of the contract and local market conditions. Amounts billed relating to future periods are recorded as deferred revenue and amortized monthly as the services are rendered.

            Access Services revenue increased 224% from $7,974,000 in 1998 to $25,864,000 in 1999. In addition, Access Services revenue as a percentage of total revenue increased from 79% in 1998 to 86% in 1999. Acquisitions completed in 1999 contributed significantly to this increase, adding approximately $13.8 million of the $18 million increase.

            WEB SOLUTIONS

            Web Solutions revenues are comprised of three major products: Web site hosting, Web site design and development, and Web site marketing. Web hosting customers typically pay fixed, recurring monthly service charges plus a one-time setup fee. Revenue from Web site design and development and Web marketing customers is recognized as the service is provided.

            Web Solutions revenue grew 102% from $2,113,000 in 1998 to $4,258,000 in 1999. Web site hosting accounted for $601,000 of revenue in 1998 and $1,285,000 in 1999, for an increase of 114% due to an increase in the number of hosted Web sites as a result of acquisitions. Web site design and development increased from $1,287,000 in 1998 to $2,452,000 in 1999, for an increase of 91%. The increase in Web production revenue is primarily due to Web production revenue contributed through the acquired companies.

            OPERATING EXPENSES

            Operating expenses consists primarily of costs for circuit and local line charges to provide service to our customers. The operating expenses related to Web solutions customers consist primarily of payroll expense related to Web-site design services and sub-contracting costs.

            Operating expenses increased 406%, from $3,522,000 in 1998, to $17,816,000 in 1999, primarily due to acquisitions. In addition, the operating expenses as a percent of revenue increased from 35% in 1998 to 59% in 1999. Operating expenses as a percent of revenues increased in 1999 relative to 1998 due to changes in Access Services product mix, resulting from increased telephony operations and increased costs directly related to production services within the Web Solutions line of business.

            SELLING EXPENSES

            Selling expenses consist primarily of salaries, commission, advertising, and marketing. Selling expenses increased 192%, from $2,054,000 in 1998 to $6,005,000 in 1999. The increase in selling expenses is due primarily to the addition of sales personnel related to the current year acquisitions. In addition, in September 1999, we launched a national advertising campaign to support our growing national presence and expanding line of products and services.

            GENERAL AND ADMINISTRATIVE EXPENSES

            General and administrative expenses ("G & A") consist primarily of salaries and related benefits, and includes the expenses of general management, engineering, customer service, technical support, accounting, billing, and office facilities. G&A expenses increased 208% from $7,130,000 in 1998 to $21,995,000 in 1999. This increase was partially the result of higher payroll costs and benefits primarily related to the acquisition of 16 companies during 1999. Payroll and benefits cost increased 107% from $5,990,000 in 1998 to $12,405,000 in 1999, as a result of increasing our headcount. Outside services, which include "temporary to hire" staff and professional services, increased 91% from $1,139,000 in 1998 to $2,170,000 in 1999. In late 1998, we began hiring many of the technical support call center staff and the Web production staff on a "temp to hire" program, wherein the new employee remains on the temporary employment agency's payroll for approximately ninety days.

            COSTS RELATED TO UNSUCCESSFUL MERGER ATTEMPT

            In 1998, we accrued approximately $6 million in costs related to an unsuccessful merger attempt. See Legal Proceedings and footnote 4 in the financial statements for more information.

            DEPRECIATION AND AMORTIZATION

            Depreciation and amortization is provided for over the estimated useful lives of assets ranging from three to seven years using the straight-line method. The excess of cost over the fair value of net assets acquired, or goodwill, is amortized using the straight-line method over a five-year period. Depreciation and amortization increased 395% from $1,789,000 in 1998 to $8,852,000 in 1999. The increase was due to higher goodwill amortization associated with our acquisition of 16 companies during 1999 and six companies in 1998. Additional acquisitions and investments are likely to cause depreciation and goodwill amortization to increase in the future.

            INTEREST EXPENSE

            Interest expense increased from $320,000 in 1998 to $542,000 in 1999. The increase is due to higher long-term debt and capital lease obligations in 1999 compared to 1998.

EFFECTS OF INFLATION

            Historically, inflation has not had a material effect on us.

LIQUIDITY AND CAPITAL RESOURCES

            In 2000, we used $16.4 million in operations, as compared to $13.6 million in 1999. The increase in cash used is due primarily to the net loss generated after depreciation, amortization, loss on write-off of investment, and impairment of intangible assets of $18.9 million.

            In 2000, we used $2.8 million in investing activities as compared to $2.6 million in 1999. Investing activities consisted primarily of purchases of property and equipment in both years and additions made to capitalized software in 2000. These additions to capitalized software were subsequently written-off in 2000 when the realization of the amounts capitalized became in doubt.

            In 2000, we generated $8.0 million from financing activities, as compared to $21.7 million in 1999. This decrease is due to a reduction in proceeds from the sale of our common stock and common stock options and warrants from 1999 to 2000. This reduction has been partially offset by net borrowings advanced under the revolving credit facility with RFC Capital of $8.9 million.

            We entered into the RFC revolving credit facility in May 2000. The maximum amount of the loan outstanding may not exceed a specified multiple of our eligible monthly cash collections. The borrowing available to us will fluctuate based on cash collections. We had $8,917,866 outstanding and approximately $335,000 available at December 31, 2000. Interest for this Agreement shall be at a rate equal to the greater of (i) LIBOR plus 6.15% per annum, or (ii) $3,000 per month. The Agreement is scheduled to continue until May 22, 2002. This agreement also restricts our ability to pay dividends. We have also issued to RFC Capital Corporation a warrant to purchase 252,255 shares of common stock at $4.03125 per share. We are currently in default in relation to certain covenants of the RFC borrowing agreement. We have obtained a waiver for these defaults through April 2, 2001. We are in the process of restructuring the financial covenants to help ensure future compliance. However, this agreement has not been finalized. Accordingly, we will reflect the outstanding balance on the line as current until the restructured agreement is finalized.

            Since its inception, we have funded our operations and working capital needs through the public and private placement of our equity securities and through a revolving line of credit. In addition, a significant portion of the our capital expenditures have been financed through capital lease obligations payable to finance companies. We have also borrowed amounts from our CEO in order to fund working capital requirements.

            We have no cash and cash equivalents at December 31, 2000. We could borrow an additional $335,000 under its Revolving Credit Facility with RFC Capital at December 31, 2000. A default exists on the Revolving Credit Facility which has been waived through April 2, 2001. We expect to revise its financial covenants to cure the default. Until the revision occurs, however, our ability to borrow on the facility could become impaired. Management estimates that based upon its current expectations for growth and anticipated funds received from the EarthLink Enterprises, Inc. transaction (see below), we will require no additional funding through the end of 2001 for the execution of our current business plan, including the financing of our anticipated capital expenditures and operating losses. Should we require additional funding, we would obtain this funding from one or more of the following sources:

            (1) a private placement of common or preferred stock.

            (2) establishing a new credit facility to finance working capital and capital expenditures.

            (3) renegotiation of the revolving line of credit with RFC Capital to allow for borrowing up to the maximum borrowing base of $12 million (see Note 4).

            (4) calling the approximately 2.5 million warrants that were issued upon completion of the purchase of Internet Communications Corporation, which could yield approximately $20.0 million in proceeds. In order to call the warrants, the share price of IC&C common stock must exceed $8.00 for a consecutive five trading-day period. Currently the conditions for the call are not met.

            (5) sale of assets.

            In March 2001, we entered into an agreement with EarthLink Enterprises, Inc. to sell all or a portion of our dial-up Internet access business division in exchange for cash. Under the Agreement, we will work with EarthLink to transition all of our dial-up Internet access customers to EarthLink, and we will retain and continue to serve any customers that cannot be transitioned to EarthLink. We expect the transition will begin May of 2001 and to continue for several months. EarthLink has agreed to pay us a certain dollar amount for each customer that is successfully transitioned and becomes a customer of EarthLink. EarthLink has the right to decide not to accept certain customers from areas of the country that are difficult for them to provide service.

            The agreement provides for payment in three installments. Under the Agreement, EarthLink has provided us with the first installment payment in the amount of $4.6 million. We expect to receive the second installment payment in May or June of 2001 and the last installment received later in 2001. We expect to generate $12 to $18 million on the sale of our dial-up customers. We have received approval from RFC Capital Corporation, our lender under a revolving line of credit, regarding their release of any lien they may have on this portion of our business. We will be reducing our borrowing line from RFC to reflect the sale of the actual revenue that is transitioned to EarthLink, and we will be using a portion of the payments from EarthLink to make payment on our outstanding borrowings from RFC.

            Once we have completed this transaction, we will have an opportunity to achieve a number of efficiencies in our future operations. These benefits will include the reduction of a significant portion of our employee headcount, reducing or eliminating a significant amount of our current circuit and carrier expenses, and having an opportunity to narrow the scope of our corporate operations to provide the same level of service at lesser cost. Additionally, as a result of this transaction we will be able to focus our sales, marketing, and operations efforts on the business customers in the future, which will provide us with higher margins and a greater return on our investment of working capital. In conjunction with the transaction, we may incur certain one time charges related to severance and other costs. This amount has not yet been quantified.

            The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services, and technologies, and the repurchase and retirement of debt, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. Our ability to access capital could also be impaired due to the significant dilution associated with the Class B Warrants, the Interwest Group Warrant, and the additional shares which could be issued pursuant to the LanMinds, Inc. acquisition. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Should we be unsuccessful in our efforts to raise capital, we may be required to modify or curtail our plans for growth.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            We do not have any derivative financial instruments as of December 31, 2000. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. Our long-term debt typically has fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. However, our revolving line of credit with RFC Capital carries a variable interest rate based on LIBOR. To mitigate the impact of fluctuations in interest rates, we generally enter into fixed rate investing and borrowing arrangements. As a result, we believe that the market risk arising from holdings of its financial instruments is not material and the fair market value of these instruments approximates their recorded book values.

ITEM 8. FINANCIAL STATEMENTS

            The information required by this item appears in a subsequent section of this Annual Report on Form 10-K. Please see pages F-1 through F-25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

            Information required by this item is included in our Proxy Statement relating to the 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

            Information required by this item is included in our Proxy Statement relating to the 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Information required by this item is included in our Proxy Statement relating to the 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information required by this item is included in our Proxy Statement relating to the 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as a part of this report:

      (1)   Financial Statements

            Report of Ernst & Young, Independent Auditors

            Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for the Years Ended December
               31, 2000, 1999, and 1998
            Consolidated Statements of Stockholders' Equity for the Years Ended
               December 31, 2000, 1999, and 1998
            Consolidated Statements of Cash Flows for the Years Ended December
               31, 2000, 1999, and 1998
            Summary of Accounting Policies
            Notes to Consolidated Financial Statements

      (2)   Financial Statement Schedules:

            Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted, either because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(b) Reports on Form 8-K. The following represents a summary of Current Reports on Form 8-K that the we filed with the Securities and Exchange Commission during the last quarter of the period covered by this report.

      (1) On December 1, 2000, the we filed a Current Report on Form 8-K to report that the common stockholders, at a Special Meeting of the Shareholders held on November 28, 2000, approved the following:

            o our merger with Internet Communications Corporation pursuant to an Amended and Restated Agreement and Plan of Merger dated as of October 18, 2000. Internet Communications Corporation is now our wholly owned; and

            o a change of our name from RMI.NET, Inc. to Internet Commerce & Communications, Inc.

            We also reported that an Amended and Restated Certificate of Incorporation had been filed with the Delaware Secretary of State on November 30, 2000, thereby completing the change of our name to Internet Commerce & Communications and the change of the our trading symbol on the Nasdaq National Market from "RMII" to "ICCX."

      (2) On October 5, 2000, we filed a Current Report on Form 8-K announcing that the we had acquired the assets of LanMinds, Inc., a California corporation headquartered in Berkeley, California ("LanMinds"), pursuant to an Asset Transfer Agreement dated September 21, 2000. Pursuant to the terms of the Asset Transfer Agreement, we agreed to provide consideration to LanMinds in an amount equal to approximately $6 million, payable in the form of shares of our common stock over the next five years. The acquisition was inadvertently reported under Item 2 of Form 8-K, but should have been reported under Item 5 of Form 8-K. Details about the consideration paid and to be paid are disclosed under the caption "Note 11. Acquisitions" in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Exhibits:

 EXHIBIT
 NUMBER                                          DESCRIPTION OF DOCUMENT
 -------                                         -----------------------
   2.01      Agreement and Plan of Merger, dated March 17, 2000, by and among RMI.NET, Inc., Internet Acquisition
             Corporation and Internet Communications Corporation (29)
   3.01      Amended and Restated Certificate of Incorporation (15)
   3.02      Certificate of Amendment of Certificate of Incorporation (30)
   3.03      Bylaws (1)
   3.04      Certificate of Designations of Series B Convertible Preferred Stock (13)
   4.01      Form of Stock Certificate (1)
   4.02      Warrant Agreement between Rocky Mountain Internet, Inc. and Douglas H. Hanson dated October 1, 1997 (5)
   4.03      1996 Employees' Stock Option Plan (1)
   4.04      1996 Non-Employee Directors' Stock Option Plan (1)
   4.05      1997 Non-Qualified Stock Option Plan (4)
   4.06      1997 Stock Option Plan (6)
   4.06.1    First Amendment to Non-Qualified Stock Option Agreement pursuant to the 1997 Stock Option Plan (13)
   4.06.2    First Amendment to Incentive Stock Option Agreement pursuant to the 1997 Stock Option Plan (13)
   4.07      1998 Employees' Stock Option Plan, as amended (10)
   4.08      1998 Non-Employee Directors' Stock Option Plan (8)
   4.09      Subscription Agreement, dated as of December 10, 1998, by and between Rocky Mountain Internet, Inc. and
             Koch Industries, Inc. (12)
   4.10      Subscription Agreement, dated as of December 10, 1998, by and between Rocky Mountain Internet, Inc. and
             Advantage Fund II Ltd. (12)
   4.11      Form of Common Stock Purchase Warrant issued to Koch Industries, Inc., Advantage Fund II Ltd., Wharton
             Capital Partners Ltd., Leslie Bines, and Neidiger Tucker Bruner Inc. (12)
   4.12      Form of Registration Rights Agreement between Rocky Mountain Internet, Inc. and (i) Koch Industries,
             Inc.; and (ii) Advantage Fund II Ltd. (12)
   4.13      Form of Registration Rights Agreement between Rocky Mountain Internet and (i) Wharton Capital Partners
             Ltd.; (ii) Leslie Bines; and (iii) Neidiger Tucker Bruner Inc. (12)
   4.14      Form of Subscription Agreement dated as of December 7, 1999 (27)
   4.15      Form of Class A Warrant (Annex I to Subscription Agreement) (27)
   4.16      Form of Class B Warrant (Annex II to Subscription Agreement) (27)
   4.17      Form of Registration Rights Agreement (Annex IV to Subscription Agreement) (27)
   4.18      2000 Employees' Stock Option Plan (28)
   4.19      Employees' Stock Purchase Plan (28)
   4.20      Form of Warrant Agreement (including the related Form of Warrant attached thereto), between RMI.NET,
             Inc. and American Securities Transfer & Trust Company, as warrant agent (29)
   10.01     Agreement of Lease between Denver-Stellar Associates Limited Partnership, Landlord and Rocky Mountain
             Internet, Inc., Tenant (2)
   10.02     Sublease Agreement-February 26, 1997-1800 Glenarm, Denver, CO (3)
   10.03     Carrier Services Switchless Agreement Between Frontier Communications of the West, Inc. and Rocky
             Mountain Broadband, Inc.** (12)
   10.04     Wholesale Usage Agreement Between PSINet Inc. and Rocky Mountain Internet, Inc.** (12)
   10.05     PacNet Reseller Agreement between PacNet Inc. and Rocky Mountain Internet, Inc.** (12)
   10.06     Operating Agreement of The Mountain Area EXchange LLC (12)
   10.07     Software License and Consulting Services Agreement Between Rocky Mountain Internet, Inc. and Novazen
             Inc.** (12)
   10.08     Merger Agreement among Rocky Mountain Internet, Inc., RMI-INI, Internet Now, Hutchinson Persons, Leslie
             Kelly, Taufik Islam, Susan Coupal, and Gary Kim, dated November 20, 1998 (9)
   10.09     Asset Purchase Agreement between Rocky Mountain Internet, Inc. and Unicom Communications Corporation
             dated as of November 24, 1998 (9)
   10.10     Asset Purchase Agreement among Rocky Mountain Internet, Inc., Stonehenge Business Systems Corporation,
             Todd Keener, and Danette Keener, dated as of November 30, 1998 (9)

 EXHIBIT
 NUMBER                                          DESCRIPTION OF DOCUMENT
 -------                                         -----------------------
   10.11     Commitment letter dated December 10, 1998 from Advantage Fund Ltd. to Rocky Mountain Internet, Inc. (12)
   10.12     Agreement and Plan of Merger by and between Rocky Mountain Internet, Inc. and August 5th Corporation,
             d/b/a Dave's World dated February 2, 1999 (14)
   10.13     Asset Purchase Agreement by and among Rocky Mountain Internet, Inc., ImageWare Technologies, L.L.C.,
             and Communication Network Services, L.L.C. dated February 5, 1999 (14)
   10.14     Agreement and Plan of Merger by and among Rocky Mountain Internet, Inc. d/b/a/ RMI.NET, Inc. and
             IdealDial Corporation. (16)
   10.15     Agreement and Plan of Merger by and among Rocky Mountain Internet, Inc. d/b/a/ RMI.NET, Inc. and
             Internet Connect, Inc. (16)
   10.16     Agreement and Plan of Merger and Reorganization by and among Rocky Mountain Internet, Inc. d/b/a/
             RMI.NET, Inc. and Colorado Mountain Net, Inc. dated June 16, 1999 (17)
   10.17     Stock Exchange Agreement between Rocky Mountain Internet, Inc. d/b/a RMI.NET, Inc. and Roger L. Penner
             (CommerceGate) dated June 24, 1999 (18)
   10.18     Asset Purchase Agreement by and between Rocky Mountain Internet, Inc. d/b/a RMI.NET, Inc. and
             CyberDesic Communications Corporation, Inc. dated June 28, 1999 (19)
   10.19     Asset Purchase Agreement by and among RMI.NET, Inc. f/k/a Rocky Mountain Internet, Inc. and Triad
             Resources, LLC dated July 30, 1999 (20)
   10.20     Asset Purchase Agreement by and among RMI.NET, Inc. and ACES Research, Inc. dated July 30, 1999 (21)
   10.21     Asset Purchase Agreement by and among RMI.NET, Inc. and Novo Media Group, Inc. dated August 30, 1999
             (22)
   10.22     Asset Purchase Agreement by and among RMI.NET, Inc. and Wolfe Internet Access, LLC dated August 31,
             1999 (23)
   10.23     Asset Purchase Agreement by and among RMI.NET, Inc. and Networld.com, Inc. and FutureOne, Inc. dated
             November 19, 1999 (24)
   10.24     Asset Purchase Agreement by and among RMI.NET, Inc. and Western Regional Networks, Inc. dated November
             24, 1999 (25)
   10.25     Asset Purchase Agreement by and among RMI.NET, Inc. and AIS Network Corporation dated December 23, 1999
             (26)
   10.26     Exchange Agreement, dated March 17, 2000, by and between RMI.NET, Inc. and Internet Communications
             Corporation (29)
   10.27     Shareholders Agreement, dated March 17, 2000, by and among RMI.NET, Inc., Internet Communications
             Corporation and Interwest Group, Inc. (29)
   16.01     Letter re change in certifying accountant (11)
   21.01     Subsidiaries of the Registrant *
   23.01     Consent of Ernst & Young LLP *

------------------
*      Filed herein.
** Portions of these documents have been omitted pursuant to a request for confidential treatment.
(1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (Reg. No. 333-05040C) and amendments thereto, as previously filed with the Securities and Exchange Commission.
(2) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-8, as previously filed with the Securities and Exchange Commission on September 26, 1997.
(5) Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 6, 1997.

(6) Incorporated by reference to the Registrant's Definitive Proxy Statement (Appendix A) on Schedule 14A, as previously filed with the Securities and Exchange Commission on February 13, 1998.

(7) Incorporated by reference to the Registrant's Definitive Proxy Statement (Appendix B) on Schedule 14A, as previously filed with the Securities and Exchange Commission on February 13, 1998.
(8) Incorporated by reference to the Registrant's Definitive Proxy Statement (Appendix C) on Schedule 14A, as previously filed with the Securities and Exchange Commission on February 13, 1998.
(9) Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 20, 1998.
(10) Incorporated by reference to the Registrant's Definitive Revised Proxy Statement on Schedule 14A, as previously filed with the Securities and Exchange Commission on May 27, 1999.
(11) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 9, 1998.
(12) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 10, 1998.
(13) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 333-52731) and amendments thereto, as previously filed with the Securities and Exchange Commission.
(14) Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 2, 1999.
(15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(16) Incorporated by reference to the Registrant's Current Report on Form 8-K/A dated June 11, 1999.
(17) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 16, 1999.
(18) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 23, 1999.
(19) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 28, 1999.
(20) Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 30, 1999.
(21) Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 30, 1999.
(22) Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 30, 1999.
(23) Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 31, 1999.
(24) Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 19, 1999.
(25) Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 24, 1999.
(26) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 23, 1999.
(27) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Reg. No. 333-95185), as previously filed with the Securities and Exchange Commission.
(28) Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A, as previously filed with the Securities and Exchange Commission on May 1, 2000.
(29) Incorporated by reference to Internet Communications Corporation's Current Report on Form 8-K dated March 17, 2000.
(30) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Denver, state of Colorado, on March 30, 2001.

                                     INTERNET COMMERCE & COMMUNICATIONS, INC.
                                     a Delaware corporation

                                     By: /s/ Douglas H. Hanson
                                        ----------------------------------------
                                     Name: Douglas H. Hanson
                                           Title: Chief Executive Officer,
                                                  President, and Chairman of
                                                  the Board of Directors
                                                  (Principal Executive Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons in the capacities and on the dates indicated:

NAME                             TITLE                                                DATE
----                             -----                                                ----
/s/ Douglas H. Hanson            Chief Executive Officer, President, and Chairman     March 30, 2001
------------------------------   of the Board of Directors (Principal Executive,
    Douglas H. Hanson            Financial, and Accounting Officer)

/s/ Lewis H. Silverberg          Director                                             March 30, 2001
------------------------------
    Lewis H. Silverberg

/s/ D.D. Hock                    Director                                             March 30, 2001
------------------------------
    D.D. Hock

/s/ Robert W. Grabowski          Director                                             March 30, 2001
------------------------------
    Robert W. Grabowski

                                 Director                                             March 30, 2001
------------------------------
    Michael T. Victor

                    INTERNET COMMERCE & COMMUNICATIONS, INC.


                              Auditor's Report and

                        Consolidated Financial Statements


                                TABLE OF CONTENTS

                                                                               Page
                                                                               ----
CONSOLIDATED FINANCIAL STATEMENTS

     Report of Ernst & Young, Independent Auditors..............................F-2

     Consolidated Balance Sheets as of December 31, 2000 and 1999...............F-3

     Consolidated Statements of Operations for the Years Ended
     December 31, 2000, 1999, and 1998..........................................F-4

     Consolidated Statements of Stockholders' Equity for the Years Ended
     December 31, 2000, 1999, and 1998..........................................F-5

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2000, 1999, and 1998..........................................F-6

     Notes to Consolidated Financial Statements.................................F-7


Schedule -

     II  Valuation and Qualifying Accounts.....................................F-25

                  REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Internet Commerce & Communications, Inc.

     We have audited the accompanying consolidated balance sheets of Internet Commerce & Communications, Inc. (formerly RMI.NET, Inc.) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Internet Commerce & Communications, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying financial statements have been prepared assuming that Internet Commerce & Communications, Inc. (the "Company") will continue as a going concern. As more fully described in Note 1 under "Management's Plans", the Company has incurred recurring operating losses and has a working capital deficiency. In addition, the Company has not complied with certain covenants of loan agreements and is delinquent in making certain payments. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1 under "Management's Plans. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                              /s/ ERNST & YOUNG LLP
Denver, Colorado
March 30, 2001

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                                                             2000               1999
                                                                                        -------------      -------------
CURRENT ASSETS:
     Cash and cash equivalents ....................................................     $          --      $  11,238,188
     Trade receivables, net of allowance for doubtful accounts; 2000-$3,292,698;
          1999-$2,018,800..........................................................         7,731,651          3,931,983
     Inventory ....................................................................         1,401,959             10,049
     Prepaid expenses and other ...................................................         1,529,253            875,142
                                                                                        -------------      -------------
              Total current assets ................................................        10,662,863         16,055,362

PROPERTY AND EQUIPMENT, NET (NOTE 3) ..............................................         9,054,172         10,746,914
GOODWILL, NET OF ACCUMULATED AMORTIZATION;
     2000-$20,214,377; 1999-$7,174,445 ............................................        41,574,863         43,648,461
OTHER .............................................................................           762,800            268,293
                                                                                        -------------      -------------
              Total assets ........................................................     $  62,054,698      $  70,719,030
                                                                                        =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable .............................................................     $   6,792,638      $   3,312,576
     Current maturities of long-term debt and capital lease obligations (Note 4) ..        11,788,092          1,952,597
     Deferred revenue .............................................................         4,871,764          2,497,632
     Accrued payroll and related benefits .........................................         1,463,813          1,030,019
     Accrued terminated merger fees ...............................................           125,943            793,943
     Accrued circuit costs ........................................................         3,924,890          2,926,277
     Accrued expenses .............................................................         2,699,838          1,538,268
                                                                                        -------------      -------------
              Total current liabilities ...........................................        31,666,978         14,051,312

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (NOTE 4) .............................           538,189          2,222,373
                                                                                        -------------      -------------
              Total liabilities ...................................................        32,205,167         16,273,685
                                                                                        -------------      -------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)
STOCKHOLDERS' EQUITY
     Common stock, $.001 par value; 100,000,000 shares authorized, 29,820,361 shares in 2000 and 21,125,172 shares in 1999 issued, respectively,
         29,801,619 shares in 2000 and 21,069,355 shares in 1999 outstanding,
         respectively .............................................................            29,802             21,069
     Additional paid-in capital ...................................................       119,861,140         97,101,828
     Accumulated deficit ..........................................................       (90,041,411)       (42,583,802)
     Unearned compensation ........................................................                --            (93,750)
                                                                                        -------------      -------------
                                                                                           29,849,531         54,445,345
                                                                                        -------------      -------------
                                                                                        $  62,054,698      $  70,719,030
                                                                                        =============      =============

See Notes to Consolidated Financial Statements

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                             2000              1999              1998
                                                         ------------      ------------      ------------
Revenue
     Access services ...............................     $ 35,766,302      $ 25,863,616      $  7,974,449
     Web solutions .................................        7,786,782         4,258,388         2,112,561
     Integration & installation services ...........        1,857,014                --                --
                                                         ------------      ------------      ------------
                                                           45,410,098        30,122,004        10,087,010
                                                         ------------      ------------      ------------

Cost and expenses:
     Operating expenses ............................       27,363,071        17,816,131         3,521,522
     Selling expenses ..............................        6,566,789         6,004,920         2,053,542
     General and administrative expenses ...........       29,823,823        21,994,849         7,130,490
     Costs related to unsuccessful merger attempt ..         (688,000)               --         6,071,106
     Depreciation and amortization .................       19,574,383         8,851,972         1,788,512
     Impairment of intangible assets ...............        5,331,795                --                --
                                                         ------------      ------------      ------------
              Total costs and expenses .............       87,971,861        54,667,872        20,565,172
                                                         ------------      ------------      ------------
              Operating loss .......................      (42,561,763)      (24,545,868)      (10,478,162)
                                                         ------------      ------------      ------------

Other income (expense)
     Interest expense ..............................       (1,023,055)         (541,936)         (319,665)
     Interest income ...............................          266,208           174,217            51,432
     Loss on write off of investment ...............       (3,634,840)               --                --
     Other income (expense), net ...................         (504,159)          (14,065)           77,593
                                                         ------------      ------------      ------------
                                                           (4,895,846)         (381,784)         (190,640)
                                                         ------------      ------------      ------------
Net loss ...........................................      (47,457,609)      (24,927,652)      (10,668,802)
Preferred stock dividends ..........................               --           206,965            33,333
                                                         ------------      ------------      ------------

Net loss applicable to common stockholders .........     $(47,457,609)     $(25,134,617)     $(10,702,135)
                                                         ============      ============      ============

Basic and diluted loss per common share ............     $      (2.12)     $      (1.83)     $      (1.39)
                                                         ============      ============      ============

Weighted average common shares outstanding .........       22,402,649        13,736,000         7,690,000
                                                         ============      ============      ============

                 See Notes to Consolidated Financial Statements

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
       CONSOLIDATED STATEMENTS OF REDEEMABLE, CONVERTIBLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                            STOCKHOLDERS' EQUITY
                                                            REDEEMABLE, CONVERTIBLE  ---------------------------------------
                                                               PREFERRED STOCK       PREFERRED STOCK      COMMON STOCK
                                                            -----------------------  ---------------  ---------------------
                                                            SHARES        AMOUNT     SHARES   AMOUNT   SHARES       AMOUNT
                                                            ------      -----------  -------  ------  ----------   --------
BALANCE, JANUARY 1, 1998 ..................................     --      $        --   40,000   $ 40    6,677,846   $  6,677
  Conversion of Series B Preferred to common stock ........     --               --  (40,000)   (40)      40,150         40
  Issuance of common stock for Acquisitions (Note 11) .....     --               --       --     --    1,222,418      1,222
  Issuance of Series B preferred stock and related warrants
    in private placement ..................................  8,000        6,747,843       --     --           --         --
  Dividends on Series B preferred stock ...................     --               --       --     --           --         --
  Stock option compensation ...............................     --               --       --     --           --         --
  Stock issued for purchased software .....................     --               --       --     --       25,000         25
  Warrants issued in connection with unsuccessful merger ..     --               --       --     --           --         --
  Purchase of treasury stock ..............................     --               --       --     --      (13,629)       (13)
  Stock options and warrants exercised ....................     --               --       --     --    1,421,814      1,422
  Common stock contribution to pension plan ...............     --               --       --     --       11,078         11
    Net loss ..............................................     --               --       --     --           --         --
                                                            ------      -----------  -------   ----   ----------   --------

BALANCE, DECEMBER 31, 1998 ................................  8,000        6,747,843       --     --    9,384,677      9,384
  Conversion of Series B preferred stock to common stock .. (8,000)      (6,747,843)      --     --      963,865        964
  Dividends on Series B preferred stock ...................     --               --       --     --           --         --
  Issuance of common stock and common stock warrants
    for acquisitions (Note 11) ............................     --               --       --     --    3,700,357      3,700
  Stock options and warrants exercised, (net) .............     --               --       --     --    6,249,863      6,250
  Common stock contribution to pension plan ...............     --               --       --     --        8,983          9
  Issuance of common stock in private placement ...........     --               --       --     --      761,610        762
  Stock option compensation ...............................     --               --       --     --           --         --
    Net loss ..............................................     --               --       --     --           --         --
                                                            ------      -----------  -------   ----   ----------   --------

BALANCE, DECEMBER 31, 1999 ................................     --               --       --     --   21,069,355     21,069
  Issuance of common stock in private placement ...........     --               --       --     --      972,797        973
  Stock option compensation ...............................     --               --       --     --           --         --
  Employee bonuses paid in stock ..........................     --               --       --     --       11,537         12
  Issuance of common stock for acquisitions (Note 11) .....     --               --       --     --    7,659,299      7,659
  Common stock contribution to pension plan ...............     --               --       --     --       33,769         34
  Stock options exercised .................................     --               --       --     --       54,862         55
  Warrants issued in connection with merger ...............     --               --       --     --           --         --
  Warrants issued in connection with debt financing .......     --               --       --     --           --         --
    Net loss ..............................................     --               --       --     --           --         --
                                                            ------      -----------  -------   ----   ----------   --------
BALANCE, DECEMBER 31, 2000 ................................     --      $        --       --   $ --   29,801,619   $ 29,802
                                                            ======      ===========  =======   ====   ==========   ========
                                                                           STOCKHOLDERS' EQUITY
                                                            ------------------------------------------------------
                                                             ADDITIONAL
                                                              PAID-IN     ACCUMULATED    UNEARNED
                                                              CAPITAL       DEFICIT     COMPENSATION     TOTAL
                                                            -----------   ------------   ------------  ------------
BALANCE, JANUARY 1, 1998 .................................. $  9,206,780  $ (6,747,050)    $(383,077)  $  2,083,370
  Conversion of Series B Preferred to common stock ........           --            --            --             --
  Issuance of common stock for Acquisitions (Note 11) .....   12,713,904            --            --     12,715,126
  Issuance of Series B preferred stock and related warrants
    in private placement ..................................      662,019            --            --        662,019
  Dividends on Series B preferred stock ...................           --       (33,333)           --        (33,333)
  Stock option compensation ...............................           --            --       383,077        383,077
  Stock issued for purchased software .....................      302,725            --            --        302,750
  Warrants issued in connection with unsuccessful merger ..    4,161,618            --            --      4,161,618
  Purchase of treasury stock ..............................      (17,987)           --            --        (18,000)
  Stock options and warrants exercised ....................    2,160,949            --            --      2,162,371
  Common stock contribution to pension plan ...............       67,407            --            --         67,418
    Net loss ..............................................           --   (10,668,802)           --    (10,668,802)
                                                            ------------  ------------     ---------   ------------

BALANCE, DECEMBER 31, 1998 ................................   29,257,415   (17,449,185)           --     11,817,614
  Conversion of Series B preferred stock to common stock ..    6,986,617            --            --      6,987,581
  Dividends on Series B preferred stock ...................           --      (206,965)           --       (206,965)
  Issuance of common stock and common stock warrants
    for acquisitions (Note 11) ............................   37,319,260            --            --     37,322,960
  Stock options and warrants exercised, (net) .............   13,661,344            --            --     13,667,594
  Common stock contribution to pension plan ...............       83,054            --            --         83,063
  Issuance of common stock in private placement ...........    9,669,138            --            --      9,669,900
  Stock option compensation ...............................      125,000            --       (93,750)        31,250
    Net loss ..............................................           --   (24,927,652)           --    (24,927,652)
                                                            ------------  ------------     ---------   ------------

BALANCE, DECEMBER 31, 1999 ................................   97,101,828   (42,583,802)      (93,750)    54,445,345
  Issuance of common stock in private placement ...........    4,383,867            --            --      4,384,840
  Stock option compensation ...............................     (125,000)           --        93,750        (31,250)
  Employee bonuses paid in stock ..........................       69,991            --            --         70,003
  Issuance of common stock for acquisitions (Note 11) .....   17,166,994            --            --     17,174,653
  Common stock contribution to pension plan ...............      141,738            --            --        141,772
  Stock options exercised .................................      284,961            --            --        285,016
  Warrants issued in connection with merger ...............      433,153            --            --        433,153
  Warrants issued in connection with debt financing .......      403,608            --            --        403,608
    Net loss ..............................................           --   (47,457,609)           --    (47,457,609)
                                                            ------------  ------------     ---------   ------------
BALANCE, DECEMBER 31, 2000 ................................ $119,861,140  $(90,041,411)    $      --   $ 29,849,531
                                                            ============  ============     =========   ============

                 See Notes to Consolidated Financial Statements

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                                            2000           1999           1998
                                                                                        ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss .....................................................................     $(47,457,609)  $(24,927,652)  $(10,668,802)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation .............................................................        3,454,138      2,105,563      1,062,892
         Amortization .............................................................       16,120,245      6,746,409        725,620
         Loss on write off of investment ..........................................        3,634,840         33,783             --
         Impairment of intangible assets ..........................................        5,331,795
         Issuance of warrants for services related to unsuccessful
              merger ..............................................................               --             --      4,161,618
         Stock option compensation ................................................          (31,250)        31,250        383,077
         Stock contribution to pension plan .......................................          141,772         83,063         67,418
         Stock bonus compensation .................................................           70,003             --             --
     Changes in operating assets and liabilities net of effects from acquired interests (Note 11):
         Trade receivables ........................................................         (916,398)       (63,653)      (433,597)
         Other current assets .....................................................         (682,542)       107,821         59,720
         Accounts payable .........................................................        1,405,387     (1,918,080)     1,027,052
         Deferred revenue .........................................................        1,238,365        686,804       (181,542)
         Accrued payroll and related taxes ........................................          (85,688)       637,795        120,091
         Accrued expenses .........................................................        1,352,593      2,914,325      1,172,512
                                                                                        ------------   ------------   ------------
         Net cash used in operating activities ....................................      (16,424,349)   (13,562,572)    (2,623,381)
                                                                                        ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment ..........................................       (1,511,469)    (2,362,596)      (638,813)
     Additions to capitalized software ............................................       (1,418,157)            --             --
     Cash paid for acquisitions, net of cash acquired .............................          141,535       (240,242)       (40,878)
                                                                                        ------------   ------------   ------------
         Net cash used in investing activities ....................................       (2,788,091)    (2,602,838)      (679,691)
                                                                                        ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock (net) .....................................          750,000      9,669,900             --
     Proceeds from sale of preferred stock and related warrants ...................               --             --      7,409,862
     Proceeds from stock options and warrants exercised ...........................          285,016     13,667,594      2,162,371
     Net borrowings on RFC Capital line of credit .................................        8,917,866             --             --
     Purchase of treasury stock ...................................................               --             --        (18,000)
     Payments for deferred stock issuance costs ...................................               --             --       (322,423)
     Payments on other long-term debt and capital lease obligations ...............       (1,978,630)    (1,663,242)    (1,252,581)
                                                                                        ------------   ------------   ------------
         Net cash provided by financing activities ................................        7,974,252     21,674,252      7,979,229
                                                                                        ------------   ------------   ------------
 INCREASE IN CASH AND CASH EQUIVALENTS ............................................      (11,238,188)     5,508,842      4,676,157
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .....................................       11,238,188      5,729,346      1,053,189
                                                                                        ------------   ------------   ------------
 CASH AND CASH EQUIVALENTS, END OF YEAR ...........................................     $         --   $ 11,238,188   $  5,729,346
                                                                                        ============   ============   ============

ADDITIONAL CASH PAYMENTS INFORMATION
     Interest paid ................................................................     $    814,823   $    456,877   $    296,293
NONCASH INVESTING AND FINANCING ACTIVITIES
     Capital lease obligations incurred for equipment .............................        1,091,410        821,025        310,287
     Common stock issued to purchase software .....................................               --             --        302,750
     Accrual of preferred stock dividend ..........................................               --        206,965         33,333
     Common stock and warrants issued in connection with acquisitions .............       17,607,806     37,322,960     12,715,126
     Conversion of Series B Preferred Stock .......................................               --      6,747,843             --
     Warrants issued in connection with debt financing.............................          403,608             --             --


                 See Notes to Consolidated Financial Statements

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

            Internet Commerce & Communications, Inc., formerly RMI.NET, Inc., ("the Company" or "IC&C") is a premier nationwide e-commerce and access services provider for small and medium-sized business enterprises, as well as DSL customers and dial-up residential customers. The Company operates more than 50 Internet points of presence ("POPs") and through agreements with third-party providers provides Internet access to 100% of the strategic marketing areas in the United States. The Company monitors and controls its network through its Network Operations Center in Denver, Colorado. The Company also offers services through its offices located in Arizona, California, Illinois, Kansas, Oklahoma, Utah, Virginia, and Washington. The Company intends to provide comprehensive nationwide access services to its customers, including:

            o     nationwide DSL services;

            o     dedicated Internet access;

            o     dial-up Internet access;

            o     point-to-point private line;

            o     frame-relay;

            o     local and long distance telephone service;

            o     integration of internet technologies;

            o design, implementation and management of web-based applications and connections;

            o implementation and management of wide-area networks and local-area networks; and

            o implementation and management of voice systems including equipment and software.

The Company also offers its customers a full range of value-added Web Solutions services, including Web site hosting, Web site design and development and marketing, e-commerce, and Web training. In addition, the Company is developing a mature Webzone.com portal which provides a variety of services for Internet users.

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

            The Company places its cash and temporary cash investments with quality financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and markets which comprise the Company's customer base. The Company generally does not require collateral and receivables are generally due within 30 days. The provision for doubtful accounts was $2.5 million, $2.0 million and $0.2 million for 2000, 1999, and 1998 respectively.

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximated fair value because of the immediate or short-term maturity of these instruments. The difference between the carrying amount and fair value of the Company's long-term debt is not significant.

REVENUE RECOGNITION

            The Company charges customers monthly access fees to the Internet and recognizes the revenue in the month the access is provided. For certain customers billed in advance, the Company recognizes the revenue over the period the billing covers. Revenue for other services provided, except for activation fees and set-up fees, are recognized as the service is performed.

            Equipment sales are recognized upon delivery and installation of the related equipment.

            Most of the Company's integration and installation service contracts are short-term in nature. The Company utilizes the percentage-of-completion method for these contracts under which revenue is recognized by measuring the percentage of costs incurred to date to estimated total costs for each contract. Contract costs include direct material and labor costs and those indirect costs related to contract performance, such as indirect labor and supplies. Operating costs are charged to expense as incurred. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined.

            During fiscal year 2000, the Company has deferred all activation and set-up fees over the longer of the contract term or the expected life of the customer relationship. Prior to 2000, these fees were recognized in the period when customer accounts were activated. Deferred revenues related to these activation and set-up fees were $307,776 at December 31, 2000.

INVESTMENT

            During 2000, the Company purchased a 19.9% interest in a content portal and ASP delivery system. The Company intended to further develop and sell this system to others. Due to the investee's inability to generate sufficient operating results, the Company was unable to realize expected profits from this investment. The Company determined in fourth quarter 2000 that it was uncertain whether adequate sales of this system would recover its investment and accordingly wrote off the investment balance of approximately $3.6 million.

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

LONG-LIVED ASSETS

            The Company evaluates the carrying value of its long-lived assets, including goodwill and covenants not to Compete, under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. In addition, the recoverability of goodwill is further evaluated under the provisions of APB Opinion No. 17, Intangible Assets, based upon undiscounted cash flows. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell (see Note 2).

CAPITALIZED SOFTWARE

            During 2000, the Company capitalized approximately $1.4 million of software development costs related to the development of software products, which were either intended to be sold to others or utilized by the Company in developing web sites for its customers. Subsequently, in the fourth quarter of 2000, the Company determined that it was uncertain as to whether these products would ever be sold or utilized in the development of future web sites. Accordingly, the Company has written off the software development costs previously capitalized.

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ADVERTISING

            The Company expenses advertising costs as incurred. During the years ended December 31, 2000, 1999, and 1998, the Company incurred $1,329,000, $1,562,000, and $268,000, respectively, in advertising costs.

INVENTORY

            Inventory, which consists primarily of finished goods
(communications equipment), is stated at average cost. Spares inventory consists of finished parts used in servicing customer maintenance contracts and is depreciated over a five-year period. These amounts are stated at the lower of cost or market and a provision is provided for expected obsolescence.

GOODWILL

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

LOSS PER SHARE

            Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS
128). Under SFAS 128, basic Earnings Per Share ("EPS") excludes dilution for potential common stock and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS are the same in 2000, 1999, and 1998, as all potential common stock instruments are antidilutive. The Company has excluded the Class B Warrants (see Note 9) having an exercise price of $0.01 per share from its calculation of basic loss per share. Although the Class B Warrants became exercisable in June 2000, the shares underlying these warrants may not be issued until the warrant holders fully dispose of their initial share ownership in the Company. Had these warrants been included in the Company's EPS calculations at December 31, 2000, an additional 9,353,344 shares would have been included.

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

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which the Company adopted as of the fourth fiscal quarter for the year ended December 31, 2000. SAB 101 addresses, among other items, when revenue relating to nonrefundable, up-front fees should be recognized. Upon adoption, the Company performed a detailed analysis of activation and other set-up fees and recorded deferred revenues accordingly. These deferred amounts will be recognized over the average customer life for dial-up customers and dedicated access customers. The cumulative effect of applying the change in method to prior years during 2000 was not material.

MANAGEMENT'S PLANS

            The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a net loss of approximately $47.5 million for the year ended December 31, 2000 and has a working capital deficiency of approximately $21.0 million at December 31, 2000. In addition, the Company anticipates incurring a net loss for the year ended December 31, 2001. Continuation of the Company as a going concern is dependent upon its ability to generate sufficient cash flow to fund working capital and to ultimately sustain profitability. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

            Through increased sales goals and continuing cost reductions plans, the Company is positioning itself to be able to generate sufficient cash flow to fund working capital and investment activities by mid-2001. If the Company does attain its sales goals, it believes that it will be able to raise additional capital under its current line of credit as needed in the future. In addition, management of the Company intends to fund the anticipated net loss by utilizing its additional private placement of equity, continuing a credit facility to finance working capital and capital expenditures, the sale of certain customers of the Company to EarthLink Enterprise, Inc. (see Note 13), and proceeds received from potential exercise of the Company's approximately 2.5 million warrants to be issued in connection with the purchase of Internet Communications Corporation ("INCC") (see Note 11) assuming the Company's stock price exceeds $8.00. Currently, the conditions for the call are not met. Management believes these resources will be adequate to fund its operating and capital requirements through the end of 2001. There can be no assurance financing will be available in amounts or on terms acceptable to us, if at all. Should we be unsuccessful in our efforts to raise capital, we may be required to modify or curtail our plans for growth.

RECLASSIFICATIONS

            Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 2: ASSET IMPAIRMENT

            Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company has evaluated the recoverability of the long-lived assets, including intangibles. Due to continued operating losses, the Company reexamined the carrying value of the assets acquired through acquisitions that have been made and revised the value attributed to certain assets as a result of the impending sale to EarthLink of certain of the Company's dial-up customers (see Note 13). In addition, the Company is refocusing its efforts on providing integration communication solutions to small and medium-sized businesses. The Company believes the need for sophisticated communications solutions for small to medium-sized business markets are expanding and will offer better opportunities for realizing higher rates of return than its consumer dial-up businesses in the long-term. In the fourth quarter of 2000, the Company determined that its estimated future cash flows for certain of its divisions were below the carrying value of the divisions' long-lived assets. Accordingly, during the fourth quarter of 2000, the Company adjusted the carrying value of its intangibles, primarily goodwill, to its estimated fair value of approximately $41,575,000, resulting in a non-cash impairment loss in fourth quarter of 2000 of approximately $5,332,000 ($0.24 per share). In valuing the long-lived assets associated with the Company's dial-up consumer base, the sale to EarthLink (see
Note 13) was considered in the analysis.

NOTE 3: PROPERTY AND EQUIPMENT

                                                    2000            1999
                                                ------------    ------------
Equipment ...................................   $ 14,112,622    $ 10,734,072
Computer software ...........................      1,829,318       3,060,394
Leasehold improvements ......................        440,527         368,722
Furniture, fixtures, and office equipment ...      1,152,983         960,736
                                                ------------    ------------
                                                  17,535,450      15,123,924
Less accumulated depreciation ...............     (8,481,278)     (4,377,010)
                                                ------------    ------------
                                                $  9,054,172    $ 10,746,914
                                                ============    ============

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Equipment acquired under capital lease obligations had a cost of $3,969,630 and $2,835,210 and accumulated depreciation of $3,320,016 and $2,156,912 at December 31, 2000 and 1999, respectively.

NOTE 4: LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

            Long-term debt and capital lease obligations at December 31, 2000 and 1999, consisted of the following:

                                                                                   2000            1999
                                                                                ------------    ------------
Capital lease obligations payable to finance companies, due in monthly installments aggregating $135,631 including interest ranging from 5.9% to 29% through April 2003, collateralized by equipment.
  A former officer and shareholder of the Company has guaranteed certain of the leases and one of the leases restricts the payment
  of preferred stock dividends ..............................................   $  1,423,575    $  1,913,321

Revolving line of credit from RFC Capital, not to exceed a specific multiple of the Company's eligible monthly cash collections. Interest shall be equal to the greater of (i) LIBOR plus 6.15% per annum,
  or (ii) $3,000 per month (12.9% at December 31, 2000) .....................      8,917,866              --

Notes payable to a long distance carrier, due in monthly installments of
  $25,000 through August 2001, interest imputed at 10% ......................        861,458         906,890

Notes payable to Opelika Industrial Development Authority, due in monthly installments of $16,845, including 8.25% interest through February 2002,
  collateralized by equipment, furniture, and fixtures in Opelika, Alabama ..      1,056,716       1,150,956

Notes payable to others, due in monthly installments aggregating $16,256, including interest ranging from 8% to 10.75% through April 2002,
  collateralized by equipment ...............................................   $     66,666    $    203,803
                                                                                ------------    ------------
                                                                                  12,326,281       4,174,970
Less current maturities .....................................................    (11,788,092)     (1,952,597)
                                                                                ------------    ------------
                                                                                $    538,189    $  2,222,373
                                                                                ============    ============

            The RFC Capital Corporation revolving line of credit was entered into on May 22, 2000 and provides the Company with a maximum borrowing base of up to $12,000,000 through May 22, 2002. The Company can elect to increase the maximum borrowing base by incurring a commitment fee of 1.5% for every $1,000,000 increase in the maximum borrowing base. However, under no conditions is the maximum borrowing base to exceed $20,000,000. The actual borrowing base available to the Company at a specific point in time is computed on the Company's average monthly collection percentage and a collection multiple of between 2.25 and 3.00. The actual borrowing base was $9,720,566 at December 31, 2000. The revolving line of credit is secured by substantially all assets of the Company. This agreement also restricts the payment of dividends. The Company has also issued to RFC Capital Corporation a warrant to purchase 252,255 shares of common stock at $4.03125 per share. At the date of issuance, this warrant was valued at $433,153.

            At December 31, 2000 and subsequently, the Company was in violation of certain covenants specified in the line of credit agreement. The Company has obtained a waiver dated March 12, 2001 which cured all identified defaults prior to April 2, 2001. However, the Company continues to be in violation of financial covenants requiring a minimum tangible net worth and a minimum current ratio. The Company is in the process of negotiating a restructuring of the financial covenants in order to help ensure future compliance. However, this agreement has not yet been finalized. Accordingly, the entire line of credit to RFC Capital Corporation has been reflected as current in the financial statements.

            The Company has also not made all scheduled payments on the notes payable owed to the Opelika Industrial Development Authority and a suit has been filed against the Company by the Opelika Industrial Development Authority. Accordingly, this entire not payable has been classified as current at December 31, 2000 due to the uncertainty of this suit (see Note 5).

            All long-term debt has been classified as current. Aggregate maturities required on obligations under capital leases at December 31, 2000, are as follows:

                                                       CAPITAL LEASES
                                                     ------------------
Years ending December 31:
   2001...........................................   $          984,830
   2002...........................................              474,123
   2003 ..........................................              105,964
                                                     ------------------
   Total payments.................................            1,564,917
   Less amounts representing interest.............             (141,342)
                                                     ------------------
   Principal payments.............................            1,423,575
   Less current maturities........................             (885,386)
                                                     ------------------
      Total long-term debt........................   $          538,189
                                                     ==================

NOTE 5: COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

            The Company leases operating facilities and equipment under operating lease agreements expiring through 2005. Certain of these lease agreements require the Company to pay operating expenses, contain renewal clauses and/or provide for escalation of annual rentals if the lessor's operating costs increase.

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            At December 31, 2000, the future minimum payments under these leases, exclusive of sublease payments, are as follows:

                                                                AMOUNT
                                                         ------------------
                 Years ending December 31:
                    2001...............................   $      2,626,981
                    2002...............................          1,858,687
                    2003...............................          1,373,511
                    2004...............................          1,368,818
                    2005...............................            666,634
                                                          ----------------
                    Total..............................   $      7,894,631
                                                          ================

In February 1997, the Company subleased one of its operating facilities. Minimum future rentals receivable under this noncancellable operating sublease are $2,465, covering the period through January 2001, which have not been deducted from the above future minimum payments.

            Rent expense was $2,165,000, $1,021,000, and $496,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

LETTER OF CREDIT

            At December 31, 2000, the Company had an outstanding letter of credit in the amount of $100,000 to be used in case of default on its main operating facilities lease. The letter of credit was secured by $101,000 currently invested in a money market account.

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

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


TERMINATED MERGER FEES

            In June 1998, the Company announced it had entered into a merger agreement to acquire Internet Communication Corporation ("INCC"). The closing of the acquisition was subject to various closing conditions, and the merger agreement contained certain rights of termination. On October 13, 1998, the Company announced that it terminated the merger agreement due to, among other things, INCC's failure to satisfy certain obligations under the merger agreement. On October 14, 1998, INCC filed a complaint against the Company in Denver District Court claiming $30 million in damages.

            On August 6, 1999, INCC agreed to dismiss with prejudice all claims brought in their lawsuit against the Company, and entered into a Settlement Agreement resolving all current and future claims related to the terminated merger. Under the Settlement Agreement, the Company made no payment of any monies or anything of value to INCC as a result of the claims.

            On November 30, 2000, the stockholders of the Company voted to acquire INCC. However, as of December 31, 2000, claims by third parties unrelated to INCC allegedly arising from the terminated 1998 merger remain outstanding. As a result of the 1998 merger attempt and the related financing transaction, the Company incurred costs, expenses, and related fees of $6.1 million. Of this amount, approximately $4.2 million relates to a non-cash item regarding warrants issued by the Company. At December 31, 2000, the Company had an accrual of approximately $126,000 related to the terminated merger.

LITIGATION

            On September 28, 2000, the Company received a Demand for Arbitration and Statement of Claim by Roger L. Penner, a former employee of the Company. Mr. Penner was terminated for cause by the Company on June 12, 2000. Mr. Penner is the former owner of CommerceGate Corporation, which was acquired by the Company on June 24, 1999 pursuant to a merger agreement. The Penner demand asserts a claim that he was terminated without cause, and that the Company breached the merger agreement. The Penner demand seeks damages, in the form of the Company's common stock and monies, in excess of $2 million. The Company filed an answer and counterclaim on October 27, 2000, disputing all claims set forth in the Penner demand, and asserting claims that Penner was terminated for cause, that Penner breached the merger agreement, and that Penner through fraud and willful misconduct caused material damage to the Company. The Company's counterclaim seeks damages from Penner in excess of $4 million. The matter is currently in arbitration. At this time, the Company is unable to determine the possible outcome of this remaining dispute.

            On February 20, 2001, a lawsuit was filed against the Company in the Alabama State Court by the Opelika Industrial Authority, which asserted claims against the Company for non-payment on a Promissory Note, totaling approximately $1,086,939 (see Note 4). The Company is currently reviewing the complaint, and determining whether to file an answer and/or counterclaim, and whether to agree to jurisdiction to this dispute in Alabama. At this time, the Company is unable to determine the possible outcome of this dispute.

            On February 15, 2001, a lawsuit was filed against the Company in the Colorado State Court by the Vitria Technology, Inc., which asserted claims against the Company for non-payment on a purchase of financial software, totaling approximately $560,000. The Company did not install or utilize the Vitria software at any time, and returned such software intact and unused in June 2000, with a statement that they were revoking the purchase. The Company is currently reviewing the complaint, and determining whether to file counterclaims in addition to an answer. At this time, the Company is unable to determine the possible outcome of this dispute.

            On March 1, 2001, a Demand for Arbitration was filed against the Company with the American Arbitration Association by Novo MediaGroup, Inc., which asserted claims against them for failure to deliver the shares of the Company's common stock that were held in escrow subject to the parties' Asset Purchase Agreement, dated August 1999, totaling a sum value of approximately $510,000. The Company believes that Novo MediaGroup did not honor all obligations and warranties of the Asset Purchase Agreement, which put in question whether they were entitled to receipt of the shares held in escrow. The Company is currently reviewing the Demand for Arbitration, and determining whether to file counterclaims in addition to an answer. At this time, the Company is unable to determine the possible outcome of this dispute.

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            The Company is subject to litigation from matters in addition to those above from time to time in the ordinary course of business. Management does not believe that any of those matters would have a material adverse effect on the Company's financial position or results of operations.

NOTE 6: BUSINESS ALLIANCES

            The Company has entered into various contracts with unrelated entities to enable the Company to provide customers Internet service within certain areas of Colorado. The unrelated entities own equipment in "points of presence" (POP) sites which the Company utilizes to provide service to customers. The Company pays a portion of the revenues (generally 50%) generated through the use of the unrelated parties' equipment. The contracts can be cancelled with notice and if cancelled by the other party the Company has the right, but not the obligation, to acquire the equipment owned by the unrelated parties. The revenues to the Company related to these arrangements amounted to $369,322, $384,475, and $302,303 for the years ended December 31, 2000, 1999, and 1998, respectively, and are included in "Access Services" revenues in the accompanying consolidated statements of operations.

NOTE 7: INCOME TAXES

            Under the provisions of the Internal Revenue Code, the Company has available for federal income tax purposes, a net operating loss carryforward of approximately $59,232,000, which expires in the years 2010 through 2020. As a result of a change of control in 1997, a portion of these loss carryforwards may be limited pursuant to Internal Revenue Code Section 382. Additional changes in the ownership of the Company since that date could further limit the Company's ability to utilize these losses. The tax effects of this and other temporary differences related to deferred taxes were:

                                                                          2000                    1999
                                                                 ------------------       ---------------------
            Deferred tax assets:
               Net operating loss............................    $      22,560,000        $        12,415,000
               Deferred stock issuance costs ................               48,000                    302,000
               Allowance for doubtful accounts ..............            1,254,000                    769,000
               Goodwill .....................................            3,542,000                    685,000
               Accrued expenses .............................              263,000                    287,000
               Loss on investment ...........................            1,385,000                         --
               Other ........................................              313,000                     16,000
                                                                 ------------------       ---------------------
                                                                        29,365,000                 14,474,000
                                                                 ==================       =====================
            Deferred tax liabilities:
               Capitalized software .........................                   --                    (16,000)
               Accumulated depreciation .....................              335,000                   (564,000)
                                                                 ------------------       ---------------------
            Net deferred tax asset before valuation
               allowance ....................................           29,030,000                 13,894,000
            Valuation allowance .............................          (29,030,000)               (13,894,000)
                                                                 ------------------       ---------------------
                  Net deferred tax asset ....................     $             --           $             --
                                                                 ==================       =====================

The actual provisions (credits) for income taxes varied from the expected provision (computed by applying the statutory U.S. federal income tax rates to loss before taxes) because the tax benefits of the net operating losses for the periods ended December 31, 2000, 1999, and 1998, are offset by the valuation allowance.

NOTE 8: PREFERRED STOCK

SERIES B REDEEMABLE, CONVERTIBLE

            On December 10, 1998, the Company issued 8,000 shares of its Series B Redeemable, Convertible Preferred Stock ("Series B Preferred Stock") through a private placement to two institutional investors. The Company received

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

            During 1999, the Company issued 963,865 shares of common stock to the Series B Preferred Stock Shareholders, upon conversion of 8,113 shares of Series B Preferred Stock. No shares of Series B Preferred Stock were outstanding as of December 31, 1999 and December 31, 2000.

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

NOTE 9: COMMON STOCK TRANSACTIONS

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

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1997 STOCK PURCHASE AGREEMENT

            On October 1, 1997, the current Chief Executive Officer of the Company acquired directly from the Company 1,225,000 shares of the Company's common stock and a warrant to purchase 4,000,000 shares of the Company's common stock for $2,450,000. In August of 1999, the Company's CEO had exercised 3,950,000 warrants to purchase the Company's common stock, providing the Company with net proceeds of $7.5 million. As of December 31, 1999, the CEO exercised all of his warrants.

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

            The Class B Warrants are exercisable, subject to certain restrictions, into a variable number of shares of the Company's common stock based on a formula calculated on a quarterly basis and linked to the market price of the common stock during a period beginning May 2000 and ending in November 2002. For example, the maximum number of shares issuable upon exercise of the Class B Warrants (through December 2002) could be 6,822,104 shares if the Company's stock price is $1.625, or 40,937,664 shares if the Company's stock price is $0.2708. The Company may also pay a redemption fee equal to 120% of the average market value of the underlying common stock over a five-day period immediately preceding the holder's request for redemption rather than issuing the additional shares, if the need to issue common stock is in excess of the NASDAQ 20% limitation.

RESERVED SHARES

            The Company has reserved approximately 6.3 million shares of its common stock for issuance upon exercise of outstanding options and warrants, not including the Class B Warrants, Interwest Group Warrant, and additional shares that may be issued in connection with the Company's September 2000 acquisition of LanMinds, Inc. The final total of common stock issuable in connection with the Class B Warrants, the Interwest Group Warrant, and the LanMinds, Inc. acquisition will vary with the market price of the Company's common stock.

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10: BENEFIT PLANS

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

            In October 1997, the Company granted the Company's Chief Executive Officer (see Note 12) incentive stock options to purchase 191,385 shares of Common Stock at $2.6125 per share and nonqualified stock options to purchase 408,615 shares of Common Stock at $1.00 per share. The options vested one year from the date of grant. Compensation expense of $383,077 relating to the nonqualified stock options was recorded during the year ended December 31, 1998.

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

            Each option granted under the 1998 Directors' Plan shall expire not more than five years from the date of grant. The 1998 Directors' Plan terminated on December 31, 2000.

            In 2000, the stockholders of the Company approved the adoption of the IC&C, Inc. 2000 Employees' Stock Option Plan (the "2000 Employees' Plan"). The 2000 Employees' Plan currently reserves 1.5 million shares of

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


common stock for issuance over the ten year term of the plan. The 2000 Employees' Plan provides for the issuance of both incentive stock options and nonqualified stock options. The 2000 Employees' Plan provides that all options shall have a life no greater than ten years, and leaves to the discretion of the Compensation Committee the vesting schedules for particular option grants.

            The following is a summary of the status of the Company's Incentive Stock Option Plans at December 31, 2000, 1999, and 1998, and the changes during the years then ended:

                                                 2000                         1999                         1998
                                      --------------------------   --------------------------   --------------------------
                                                      WEIGHTED                     WEIGHTED                      WEIGHTED
                                                       AVERAGE                     AVERAGE                        AVERAGE
                                                      EXERCISE                     EXERCISE                      EXERCISE
                                         SHARES         PRICE        SHARES          PRICE        SHARES          PRICE
                                      -----------    -----------   -----------    -----------   -----------    -----------
Outstanding, beginning of year ....     1,647,497           6.20       630,693    $      3.43     1,089,670    $      1.67
Options granted ...................     1,574,836           2.16     1,401,956           7.27       240,000           5.70
Options forfeited .................    (1,166,969)          5.16      (278,019)          7.39       (59,989)          2.56
Options exercised .................       (54,862)          5.20      (107,133)          2.60      (638,988)          1.37
                                      -----------    -----------   -----------    -----------   -----------    -----------

Outstanding, end of year ..........     2,000,502           3.65     1,647,497    $      6.20       630,693    $      3.43
                                      ===========    ===========   ===========    ===========   ===========    ===========

Options exercisable, end of year ..       458,223                      409,917                      396,193


            The following is a summary of the status of the Company's Non-Qualified Stock Option Plan at December 31, 2000, 1999 and 1998, and the changes during the years then ended:

                                                 2000                         1999                        1998
                                      --------------------------   -------------------------   -------------------------
                                                      WEIGHTED                    WEIGHTED                     WEIGHTED
                                                       AVERAGE                    AVERAGE                       AVERAGE
                                                      EXERCISE                    EXERCISE                     EXERCISE
                                         SHARES         PRICE        SHARES         PRICE        SHARES         PRICE
                                      -----------    -----------   -----------   -----------   -----------   -----------
Outstanding, beginning of year ....       504,000           9.43       304,000   $      9.06            --   $        --
Options granted ...................       272,014           2.65       200,000         10.00       304,000          9.06
Options forfeited .................      (340,000)          9.61            --            --            --            --
Options exercised .................            --             --            --            --            --            --
                                      -----------    -----------   -----------   -----------   -----------   -----------

Outstanding, end of year ..........       436,014           5.06       504,000   $      9.43       304,000   $      9.06
                                      ===========    ===========   ===========   ===========   ===========   ===========

Options exercisable, end of year ..       149,000                      128,000                          --

For purposes of applying SFAS No. 123, the fair value of each option granted is estimated on the date of the grant using the Black-Scholes method with the following weighted-average assumptions:

                                                      2000        1999        1998
                                                    --------    --------    --------
Dividend per share ..............................   $   0.00    $   0.00    $   0.00
Risk-free interest rate .........................        4.6%        6.0%       5.50%
Expected life of options ........................    5 years     5 years     5 years
Weighted-average fair value of options granted ..   $   2.16    $   7.73    $   5.19

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Had compensation cost been determined based upon the fair value at the grant dates for all awards pursuant to the method set forth in SFAS No. 123, the Company would have increased its net loss to the pro forma amounts indicated below:

                                            2000                      1999                      1998
                                       ----------------         -----------------        -----------------
Net loss:
   As reported........................ $  (47,457,609)          $   (24,927,652)         $   (10,668,802)
                                       ================         =================        =================
   Pro forma.......................... $  (49,820,061)          $   (27,362,703)         $   (11,825,776)
                                       ================         =================        =================
Net loss per common share:
   As reported........................ $        (2.12)          $         (1.83)         $         (1.39)
                                       ================         =================        =================
   Pro forma.......................... $        (2.22)          $         (1.99)         $         (1.54)
                                       ================         =================        =================

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

           The following table summarizes information about stock options under the plans outstanding at December 31, 2000:

                                               OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
                      -------------------------------------------------------------------    --------------------------------------
                                                   WEIGHTED-
                                                    AVERAGE                  WEIGHTED-
                                                   REMAINING                  AVERAGE                                  WEIGHTED-
     RANGE OF                NUMBER               CONTRACTUAL                EXERCISE            NUMBER                 AVERAGE
  EXERCISE PRICES          OUTSTANDING                LIFE                     PRICE           EXERCISABLE          EXERCISE PRICE
-----------------     -----------------     -----------------------    ------------------    ---------------    -------------------
$ 1.00-2.41            1,241,450             8.31 years                  $1.94                 25,500            $2.31
$ 2.42-3.88              386,551             5.93 years                  $2.82                180,551            $2.65
$3.89-13.31              808,515             7.39 years                  $7.50                401,172            $7.80

One nonqualified stock option to purchase 200,000 shares at $10.00 per share was granted under the Employee plan in 1999. Compensation of $31,250 was recorded in 1999. The option was scheduled to vest over three years but the employee to whom the option was granted was no longer employed by the Company upon the date of initial vesting. Accordingly, the company reversed the expense previously recorded on the option grant in 2000.

STOCK PURCHASE PLANS

            In June 2000, the Company's stockholders approved the IC&C Employees' Stock Purchase Plan (the "ESPP"). Subject to adjustment as provided in the ESPP, the number of shares of common stock that may be purchased by participating employees under the ESPP will not in the aggregate exceed 1,000,000 shares, which may be originally issued or reacquired shares, including shares bought in the market or otherwise for the purposes of the ESPP. Although the ESPP was approved by stockholders at the Company's annual meeting held in June 2000, as of March 23, 2001 the Company has not implemented the ESPP and no shares have been issued under the ESPP.

401(k) PLAN

            The Board of Directors approved a 401(k) Savings and Retirement Plan that covers substantially all employees effective January 16, 1998. The Company's contributions to the Plan are determined annually by the Board of Directors. For 2000, 1999, and 1998 the Company recorded expense of $160,937, $83,063, and $67,418, respectively, related to its contributions of the Company's common stock to the plan. At December 31, 2000, the Plan held 80,066 shares of the Company's common stock valued at $30,025 using the December 31, 2000 closing stock price.

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11: ACQUISITIONS

2000 ACQUISITIONS

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

            On September 21, 2000, the Company entered into an Asset Transfer Agreement with LanMinds, Inc. ("LanMinds"), a California corporation headquartered in Berkeley, California, pursuant to which the Company acquired the assets of LanMinds. Pursuant to the terms of the LanMinds Asset Transfer Agreement, the Company agreed to provide consideration to LanMinds in an amount equal to approximately $6 million, payable in the form of shares of IC&C common stock over the next five years. At closing, the Company provided LanMinds consideration equal to $2 million, in the form of 916,031 shares of common stock, with the number of shares to be issued based on the 15-day average closing price prior to September 21, 2000 ($2.1833 per share). As partial payment of the remaining consideration due to LanMinds, IC&C also agreed to issue 591,237 shares which will be held in escrow, subject to later adjustment and release to LanMinds. The ultimate number of shares required to be issued by IC&C depends on various factors set forth in the LanMinds Asset Transfer Agreement, including the following, among others: (a) the ability of LanMinds' to generate sufficient revenues, (b) LanMinds' liquidity, as measured by the difference between LanMinds' current assets and current liabilities, (c) claims that may be brought against LanMinds, and (d) the market price of IC&C's common stock. Due to these contingencies, only 505,447 shares have been recorded to equity at September 30, 2000. Any significant increase in additional shares to be issued would not occur for five years. At that time, on the fifth anniversary of the closing, there would theoretically be no limit to the number of shares of common stock that IC&C may be required to issue if the market price of the Registrant's common stock at that time was trading below $7.50 per share. The consideration that the Registrant agreed to pay to LanMinds was determined through arm's length negotiation. There was no material relationship between the Registrant and LanMinds prior to the acquisition. LanMinds is a business-focused Internet Access and web solutions provider with customers in California, Colorado, and Japan. As of December 31, 2000, if the Company were to issue the shares to LanMinds under the LanMinds Asset Transfer Agreement, the Company would have been required to issue an additional 13,976,603 shares.

            On November 28, 2000, the stockholders of the Company approved the merger between IC&C (then known as RMI.NET, Inc.) and INCC and the merger was completed on November 30, 2000. The Company issued approximately 5.3 million shares of common stock valued at approximately $11.7 million and approximately
2.5 million warrants valued at approximately $433,000. Each warrant is exercisable for one share of the Company's common stock at $7.00. The warrants are cancelable on 30-days' notice by the Company if the Company's closing share price exceeds $8.00 for five consecutive trading days. In addition, Interwest Group (former majority shareholders of INCC) will receive a warrant that may become exercisable one year from the closing, which may provide Interwest Group with additional shares of the Company's common stock, depending on the value of the Company's common stock at the time of exercise. For example, the maximum number of shares issuable upon exercise of the Interwest Group warrant could be 2,562,837 shares if the Company's common stock price is $1.625, whereas the shares issuable could total to 20,021,271 shares if the Company's stock price is $0.2708. The Interwest Group warrant carries an exercise price of $0.001 per share. Based on the Company's stock price at December 31, 2000, 12,939,375 shares would be issuable under this warrant if this warrant were exercisable at this date.

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

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

            On December 4, 1998 the Company acquired certain assets and liabilities of DataXchange Network, an Internet backbone network provider. The Company issued 410,000 shares of the Company's common stock valued at approximately $4.3 million, as well as 410,000 warrants to purchase the Company's common stock. The 410,000 warrants all have an exercise price of $10.88, and one half of the warrants expired on December 4, 1999 with the remaining warrants to expire on December 4, 2000. In addition, up to 125,000 shares of the Company's common stock and 125,000 warrants to purchase the Company's common stock may be issued upon the achievement of certain financial thresholds. The exercise price for all of the 125,000 warrants is also $10.88. In June 1999, the Company issued 40,000 shares of the Company's common stock and 40,000 warrants to purchase the Company's common stock as a result of the partial achievement of those financial thresholds. As of December 31, 1999, the remaining financial thresholds have not been met.

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

            Unaudited pro forma consolidated operations for the years ended December 31, 2000 and 1999, assuming the acquisitions were completed on January 1 of each year and the immediately preceding year:

                                                            2000                   1999
                                                   --------------------    -----------------------
                       Net sales                   $       68,725,000      $          67,349,000
                       Net loss                    $      (54,202,000)     $         (37,081,000)
                       Net loss per share          $            (2.30)     $               (1.60)


NOTE 12:    RELATED PARTY TRANSACTIONS

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

            In 2000, the Company loaned $75,000 to a then employee to be used in relocating that employee pursuant to a transfer to Denver. The employee has since resigned from the Company. The note is due and payable as of March 1, 2001, and is secured by a lien on the employee's home.

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13: SUBSEQUENT EVENTS

            On March 15, 2001, the Company entered into an Agreement with EarthLink Enterprises, Inc. to sell all or a portion of its dial-up Internet access business division in exchange for cash. Under the Agreement, the Company will work with EarthLink to transition all of its dial-up Internet access customers from its services to the EarthLink services, and will retain and continue to serve any customers that cannot be transitioned to EarthLink services. The transition will begin in approximately sixty (60) days from the signing of the Agreement, and will continue for several months after that date. EarthLink has agreed to pay the Company a certain dollar amount for each customer that is successfully transitioned and becomes a customer of EarthLink. EarthLink has the right decide not to accept certain customers from areas of the country that are difficult for them to provide service.

            The sale provides for payment of monies from EarthLink to the Company in three installments. The first installment provides for a payment of monies to the Company in an amount equal to twenty-five percent (25%) of the total sum that would be due if all of its customers, based on the Company's best estimate of its actual customers, were transitioned to EarthLink. The second installment provides for a payment of monies to the Company in an amount equal to another twenty-five percent (25%) of the total sum that would be due if all of its customers, as described in an actual customer database, were transitioned to EarthLink. The final installment provides for a payment of all monies that remain due to the Company after the transition has been completed, and will be based on the actual number of customers transitioned to EarthLink. The Company expects to receive proceeds of between $12 and $15 million and expects to use the proceeds from this sale towards prior debt, working capital, and other operating expenses. The Company's consumer dial-up revenues for the years ended December 31, 2000, 1999, and 1998, were $15,923,162, $10,928,233, and
$3,280,403, respectively.

            The Company received a Nasdaq Staff Determination Letter on December 29, 2000 which stated a Staff belief that the Company has failed to comply with the net tangible assets requirement for continued listing set forth in Nasdaq Marketplace Rule 4450(a)(3), and a Staff belief that the Company's common stock may be subject to delisting from the Nasdaq National Market. The Company believes that the Staff Determination as set forth in the December 29, 2000 Letter is based upon an erroneous interpretation of the relevant rules, and is in conflict with past Nasdaq practices.

            The Company requested and attended a hearing before a Nasdaq Listing Qualifications Panel (the "Panel") on February 22, 2001 to contest the Staff Determination. The Company believes it has presented information that would justify continued listing of its common stock on the Nasdaq Exchange. However, there is no assurance the Panel will grant its request for continued listing on the Nasdaq National Market. If Nasdaq does not grant its request for continued listing on the Nasdaq National Market, the Company has a reasonable basis to request that its common stock continue to be listed on either the Nasdaq SmallCap Market or on the OTC Bulletin Board. As of March 30, 2001, the Company has not received a decision or notification from Nasdaq on the continued listing of its common stock.

            The Company has entered into an Agreement with Global Crossing Bandwidth, Inc. ("Global") which provides that Global will agree to eliminate certain sums due from the Company to Global in exchange of the Company issuing preferred stock to Global. This Agreement will eliminate approximately $1.68 million of amounts due and payable to Global from the Company under its Carrier Services Contract. In exchange, the Company will issue to Global approximately
4.2 million shares of preferred stock. The preferred stock will be redeemed by the Company, on a quarterly basis, from any profit it earns. Until all the shares of preferred stock have been redeemed by the Company, Global will have the right at any time to convert some or all of the shares of preferred stock on a one-for-one basis into shares of the Company's common stock. The Agreement provides further that Global will be permitted to have a non-voting seat on the Board of Directors, and will have the right to review and approve certain future transactions or issuances of equity by the Company before the Company enters into them.

NOTE 14: SEGMENT INFORMATION

            The Company's management regularly evaluates the performance of the company by reviewing the operating results of its three segments: Access Services, Web Solutions, and Integration and Installation Services. The Company considers each division to be an operating segment as they have separate management teams, offer different products and services, and utilize different marketing strategies to target different types of customers. Access Services consists of dedicated and dial-up internet services and long distance and related services. The Company believes that all telecommunications services within this segment should be aggregated as the services contained therein are all telecommunications related, are offered to the same class of customer, and are regulated by similar governmental authorities. Web Solutions provides web site design and development, hosting, marketing, and data center co-location services. Integration and Installation Services consists of Central Office Installation, Network Transport Services, and

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Network Management Services. The Integration and Installation Services division was added in 2000 through the November 2000 merger between IC&C and INCC.

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

                                                2000            1999            1998
                                            ------------    ------------    ------------
NET SALES:
Access Services .........................   $ 35,766,302    $ 25,863,616    $  7,974,449
Web Solutions ...........................      7,786,782       4,258,388       2,112,561
Integration and Installation Services ...      1,857,014              --              --
                                            ------------    ------------    ------------
                                            $ 45,410,098    $ 30,122,004    $ 10,087,010
                                            ============    ============    ============
OPERATING EXPENSES:
Access Services .........................   $ 24,500,456    $ 16,518,034    $  3,470,933
Web Solutions ...........................      1,420,007       1,298,097          50,589
Integration and Installation Services ...      1,442,608              --              --
                                            ------------    ------------    ------------
                                              27,363,071      17,816,131       3,521,522
                                            ============    ============    ============
SG&A:
Access Services .........................   $ 29,541,237    $ 23,988,031    $  6,020,787
Web Solutions ...........................      6,388,266       4,011,738       3,163,245
Integration and Installation Services ...        461,109              --              --
                                            ------------    ------------    ------------
                                            $ 36,390,612    $ 27,999,769    $  9,184,032
                                            ============    ============    ============
OPERATING LOSS BEFORE DEPRECIATION AND
  AMORTIZATION:
Access Services .........................   $(17,713,470)   $(14,642,449)   $ (1,517,271)
Web Solutions ...........................        104,588      (1,051,447)     (1,101,273)
Integration and Installation Services ...        (46,703)             --              --
                                            ------------    ------------    ------------
                                            $(17,655,585)   $(15,693,896)   $ (2,618,544)
                                            ============    ============    ============

NOTE 15: QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                          QUARTERS ENDED
                                                  MARCH 31           JUNE 30        SEPTEMBER 30       DECEMBER 31
                                                ------------      ------------      ------------      ------------
2000
Net sales .................................     $ 12,387,385      $ 11,772,232      $ 10,686,827      $ 10,563,654
Operating loss ............................     $ (7,425,707)     $ (8,348,696)     $ (6,891,546)     $(19,895,814)
Net loss ..................................     $ (7,404,382)     $ (8,404,143)     $ (7,121,328)     $(24,527,756)
Basic and diluted loss per common share ...            (0.35)            (0.39)            (0.33)            (1.00)

1999
Net sales .................................     $  5,263,000      $  6,388,758      $  9,131,601      $  9,338,645
Operating loss ............................     $ (3,124,249)     $ (3,967,823)     $ (5,343,892)     $(12,109,904)
Net loss ..................................     $ (3,187,188)     $ (4,064,922)     $ (5,432,065)     $(12,243,477)
Basic and diluted loss per common share ...            (0.33)            (0.39)            (0.35)            (0.75)

In the fourth quarter, we recorded costs of $5,331,795 related to the impairment of goodwill, $2,013,157 related to the write off of capitalized and purchased software, and $3,634,840 related to the write off of investments.

SCHEDULE II - INTERNET COMMERCE & COMMUNICATIONS, INC. VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Description                             BALANCE AT               CHARGED TO                                        BALANCE AT
                                       BEGINNING OF               COST AND                                          END OF
                                          PERIOD                  EXPENSES                 DEDUCTIONS               PERIOD
                                   ----------------------   ---------------------    ---------------------  ----------------------
Year Ended December 31, 2000        $          2,018,800    $          2,474,588     $          1,199,690    $          3,292,698
Year Ended December 31, 1999        $            265,000    $          2,368,600     $            614,800    $          2,018,800
Year Ended December 31, 1998        $            176,000    $            248,000     $            159,000    $            265,000

                                 EXHIBIT INDEX *

 EXHIBIT
 NUMBER                                          DESCRIPTION OF DOCUMENT
 -------                                         -----------------------
   2.01      Agreement and Plan of Merger, dated March 17, 2000, by and among RMI.NET, Inc., Internet Acquisition
             Corporation and Internet Communications Corporation (29)
   3.01      Amended and Restated Certificate of Incorporation (15)
   3.02      Certificate of Amendment of Certificate of Incorporation (30)
   3.03      Bylaws (1)
   3.04      Certificate of Designations of Series B Convertible Preferred Stock (13)
   4.01      Form of Stock Certificate (1)
   4.02      Warrant Agreement between Rocky Mountain Internet, Inc. and Douglas H. Hanson dated October 1, 1997 (5)
   4.03      1996 Employees' Stock Option Plan (1)
   4.04      1996 Non-Employee Directors' Stock Option Plan (1)
   4.05      1997 Non-Qualified Stock Option Plan (4)
   4.06      1997 Stock Option Plan (6)
   4.06.1    First Amendment to Non-Qualified Stock Option Agreement pursuant to the 1997 Stock Option Plan (13)
   4.06.2    First Amendment to Incentive Stock Option Agreement pursuant to the 1997 Stock Option Plan (13)
   4.07      1998 Employees' Stock Option Plan, as amended (10)
   4.08      1998 Non-Employee Directors' Stock Option Plan (8)
   4.09      Subscription Agreement, dated as of December 10, 1998, by and between Rocky Mountain Internet, Inc. and
             Koch Industries, Inc. (12)
   4.10      Subscription Agreement, dated as of December 10, 1998, by and between Rocky Mountain Internet, Inc. and
             Advantage Fund II Ltd. (12)
   4.11      Form of Common Stock Purchase Warrant issued to Koch Industries, Inc., Advantage Fund II Ltd., Wharton
             Capital Partners Ltd., Leslie Bines, and Neidiger Tucker Bruner Inc. (12)
   4.12      Form of Registration Rights Agreement between Rocky Mountain Internet, Inc. and (i) Koch Industries,
             Inc.; and (ii) Advantage Fund II Ltd. (12)
   4.13      Form of Registration Rights Agreement between Rocky Mountain Internet and (i) Wharton Capital Partners
             Ltd.; (ii) Leslie Bines; and (iii) Neidiger Tucker Bruner Inc. (12)
   4.14      Form of Subscription Agreement dated as of December 7, 1999 (27)
   4.15      Form of Class A Warrant (Annex I to Subscription Agreement) (27)
   4.16      Form of Class B Warrant (Annex II to Subscription Agreement) (27)
   4.17      Form of Registration Rights Agreement (Annex IV to Subscription Agreement) (27)
   4.18      2000 Employees' Stock Option Plan (28)
   4.19      Employees' Stock Purchase Plan (28)
   4.20      Form of Warrant Agreement (including the related Form of Warrant attached thereto), between RMI.NET,
             Inc. and American Securities Transfer & Trust Company, as warrant agent (29)
   10.01     Agreement of Lease between Denver-Stellar Associates Limited Partnership, Landlord and Rocky Mountain
             Internet, Inc., Tenant (2)
   10.02     Sublease Agreement-February 26, 1997-1800 Glenarm, Denver, CO (3)
   10.03     Carrier Services Switchless Agreement Between Frontier Communications of the West, Inc. and Rocky
             Mountain Broadband, Inc.** (12)
   10.04     Wholesale Usage Agreement Between PSINet Inc. and Rocky Mountain Internet, Inc.** (12)
   10.05     PacNet Reseller Agreement between PacNet Inc. and Rocky Mountain Internet, Inc.** (12)
   10.06     Operating Agreement of The Mountain Area EXchange LLC (12)
   10.07     Software License and Consulting Services Agreement Between Rocky Mountain Internet, Inc. and Novazen
             Inc.** (12)
   10.08     Merger Agreement among Rocky Mountain Internet, Inc., RMI-INI, Internet Now, Hutchinson Persons, Leslie
             Kelly, Taufik Islam, Susan Coupal, and Gary Kim, dated November 20, 1998 (9)
   10.09     Asset Purchase Agreement between Rocky Mountain Internet, Inc. and Unicom Communications Corporation
             dated as of November 24, 1998 (9)
   10.10     Asset Purchase Agreement among Rocky Mountain Internet, Inc., Stonehenge Business Systems Corporation,
             Todd Keener, and Danette Keener, dated as of November 30, 1998 (9)

 EXHIBIT
 NUMBER                                          DESCRIPTION OF DOCUMENT
 -------                                         -----------------------
   10.11     Commitment letter dated December 10, 1998 from Advantage Fund Ltd. to Rocky Mountain Internet, Inc. (12)
   10.12     Agreement and Plan of Merger by and between Rocky Mountain Internet, Inc. and August 5th Corporation,
             d/b/a Dave's World dated February 2, 1999 (14)
   10.13     Asset Purchase Agreement by and among Rocky Mountain Internet, Inc., ImageWare Technologies, L.L.C.,
             and Communication Network Services, L.L.C. dated February 5, 1999 (14)
   10.14     Agreement and Plan of Merger by and among Rocky Mountain Internet, Inc. d/b/a/ RMI.NET, Inc. and
             IdealDial Corporation. (16)
   10.15     Agreement and Plan of Merger by and among Rocky Mountain Internet, Inc. d/b/a/ RMI.NET, Inc. and
             Internet Connect, Inc. (16)
   10.16     Agreement and Plan of Merger and Reorganization by and among Rocky Mountain Internet, Inc. d/b/a/
             RMI.NET, Inc. and Colorado Mountain Net, Inc. dated June 16, 1999 (17)
   10.17     Stock Exchange Agreement between Rocky Mountain Internet, Inc. d/b/a RMI.NET, Inc. and Roger L. Penner
             (CommerceGate) dated June 24, 1999 (18)
   10.18     Asset Purchase Agreement by and between Rocky Mountain Internet, Inc. d/b/a RMI.NET, Inc. and
             CyberDesic Communications Corporation, Inc. dated June 28, 1999 (19)
   10.19     Asset Purchase Agreement by and among RMI.NET, Inc. f/k/a Rocky Mountain Internet, Inc. and Triad
             Resources, LLC dated July 30, 1999 (20)
   10.20     Asset Purchase Agreement by and among RMI.NET, Inc. and ACES Research, Inc. dated July 30, 1999 (21)
   10.21     Asset Purchase Agreement by and among RMI.NET, Inc. and Novo Media Group, Inc. dated August 30, 1999
             (22)
   10.22     Asset Purchase Agreement by and among RMI.NET, Inc. and Wolfe Internet Access, LLC dated August 31,
             1999 (23)
   10.23     Asset Purchase Agreement by and among RMI.NET, Inc. and Networld.com, Inc. and FutureOne, Inc. dated
             November 19, 1999 (24)
   10.24     Asset Purchase Agreement by and among RMI.NET, Inc. and Western Regional Networks, Inc. dated November
             24, 1999 (25)
   10.25     Asset Purchase Agreement by and among RMI.NET, Inc. and AIS Network Corporation dated December 23, 1999
             (26)
   10.26     Exchange Agreement, dated March 17, 2000, by and between RMI.NET, Inc. and Internet Communications
             Corporation (29)
   10.27     Shareholders Agreement, dated March 17, 2000, by and among RMI.NET, Inc., Internet Communications
             Corporation and Interwest Group, Inc. (29)
   16.01     Letter re change in certifying accountant (11)
   21.01     Subsidiaries of the Registrant *
   23.01     Consent of Ernst & Young LLP *

------------------
*      Filed herein.
** Portions of these documents have been omitted pursuant to a request for confidential treatment.
(1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (Reg. No. 333-05040C) and amendments thereto, as previously filed with the Securities and Exchange Commission.
(2) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-8, as previously filed with the Securities and Exchange Commission on September 26, 1997.
(5) Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 6, 1997.

(6) Incorporated by reference to the Registrant's Definitive Proxy Statement (Appendix A) on Schedule 14A, as previously filed with the Securities and Exchange Commission on February 13, 1998.

(7) Incorporated by reference to the Registrant's Definitive Proxy Statement (Appendix B) on Schedule 14A, as previously filed with the Securities and Exchange Commission on February 13, 1998.
(8) Incorporated by reference to the Registrant's Definitive Proxy Statement (Appendix C) on Schedule 14A, as previously filed with the Securities and Exchange Commission on February 13, 1998.
(9) Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 20, 1998.
(10) Incorporated by reference to the Registrant's Definitive Revised Proxy Statement on Schedule 14A, as previously filed with the Securities and Exchange Commission on May 27, 1999.
(11) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 9, 1998.
(12) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 10, 1998.
(13) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 333-52731) and amendments thereto, as previously filed with the Securities and Exchange Commission.
(14) Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 2, 1999.
(15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(16) Incorporated by reference to the Registrant's Current Report on Form 8-K/A dated June 11, 1999.
(17) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 16, 1999.
(18) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 23, 1999.
(19) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 28, 1999.
(20) Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 30, 1999.
(21) Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 30, 1999.
(22) Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 30, 1999.
(23) Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 31, 1999.
(24) Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 19, 1999.
(25) Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 24, 1999.
(26) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 23, 1999.
(27) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Reg. No. 333-95185), as previously filed with the Securities and Exchange Commission.
(28) Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A, as previously filed with the Securities and Exchange Commission on May 1, 2000.
(29) Incorporated by reference to Internet Communications Corporation's Current Report on Form 8-K dated March 17, 2000.
(30) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.