Form 10-K/A
period 2000-12-31
INTERNET COMMERCE & COMMUNICATIONS INC
filed 2001-04-30
CIK 1003282

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934
For the fiscal year ended December 31, 2000

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the transition period from _____________ to ____________

                        COMMISSION FILE NUMBER: 001-12063
                                                ---------

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          Delaware                                               84-1322326
--------------------------------------------------------------        ------------------------------------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

       999 18th Street, Suite 2201, Denver, Colorado                               80202
       ---------------------------------------------                             ----------
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

The number of outstanding shares of the registrant's Common Stock as of March 23, 2001 was approximately 29,935,189 shares.

Explanatory Note: This Amendment No. 1 to Form 10-K is being filed in order to include information required by Part III (Items 10, 11, 12, and 13) of the previously filed Annual Report on Form 10-K for the year ended December 31, 2000.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information concerning the Company's Directors is as follows:

DOUGLAS H. HANSON         Director since 1997

Mr. Hanson, 57, has served as Chief Executive Officer and Chairman of the Board of Directors of the Company since October 1997 and the President of the Company since January 2000. Mr. Hanson also served as the Company's President from October 1997 until January 1999. From 1987 to 1997, Mr. Hanson was the President, Chief Executive Officer, and a director of Qwest Communications, Inc., a Colorado-based telecommunications company, as well as founder of Qwest's predecessor, SP Telecom. Before founding SP Telecom, Mr. Hanson was Vice President of FiberTrak, a telecommunications joint venture among Santa Fe, Norfolk, and SP railroads. He also held various positions at Southern Pacific Transportation Co. Mr. Hanson currently serves as Chairman of the Board of Directors of the Competitive Telecommunications Association (CompTel), and as a Director on The Metropolitan State College Foundation Board and the Board of Trustees of the Salvation Army, Intermountain Division, and is engaged in other civic activities.

ROBERT W. GRABOWSKI         Director since 1998

Mr. Grabowski, 60, has been a director of the Company since January 1998. He has been the Vice President of Finance and Administration to Sunny Side, Inc./Temp Side, a private employment service, since 1988. He has been a certified public accountant since 1968 and holds a Bachelor of Science degree from De Paul University.

D.D. HOCK         Director since 1997

Mr. Hock, 66, has been a director of the Company since October 1997. Prior to becoming a director, Mr. Hock was an executive with Public Service Company of Colorado, including the President, Chief Executive Officer, and Chairman of the Board of Directors from February 1989 to July 1994, Chairman and Chief Executive Officer from July 1994 to January 1996, and Chairman from January 1996 to February 1997, when he retired. Mr. Hock currently serves on the Board of Directors of Hathaway Corporation, J.D. Edwards & Co., American Century Mutual Funds, Wagner Equipment Company, and Colorado Natural Gas, Inc.

M. DOAK JACOWAY         New Nominee

Mr. Jacoway, 51, is a financial planning consultant specializing in investment and estate planning for business owners and corporate executives. He is president of Jacoway Financial Corporation, a company he formed in 1987. Mr. Jacoway currently serves as Chair-Elect of the Denver Metro Chamber of Commerce. He also serves on the Board of Directors of The Metropolitan State College of Denver Foundation, Inc., the Board of Trustees of the Denver Area Council Boy Scouts of America, and the Board of Directors of Colorado UpLIFT. Mr. Jacoway is engaged in many other civic activities.

LEWIS H. SILVERBERG         Director since 1998

Mr. Silverberg, 66, has been a director of the Company since January 1998. Mr. Silverberg has been a private investor and a business consultant since 1994, advising businesses on matters of formation, finance, mergers, and sales. He practiced law in San Diego, CA from 1959 to 1989. From 1989 to 1994 he was employed in an executive capacity to a subsidiary of a public company.

MICHAEL T. VICTOR         Director since 1999 (not standing for reelection)

Mr. Victor, 39, is a Professor of Business at Gannon University, Dahlkemper School, teaching at the graduate and undergraduate level. Mr. Victor served as President of Pyramid Industries from 1993 to 1998 and as Chairman and CEO, from 1993 and 1991 respectively, until his sale of the company to Lanson & Sessions in September 2000. From 1986 to 1988, he was an Attorney in the Corporate Law Department of MacDonald, Illig, Jones & Britton. Mr. Victor is currently Chairman of the Victor Family Foundation. He also serves on the Board of Directors of the Erie Conference on Community Development, the President's Advisory Board at Gannon University, the Board of

Corporators to Hamot Medical Center and St. Vincent Health Center, the Board of Visitors of Mercyhurst College's D'Angelo School of the Arts, and the Council of Fellows at Pennsylvania State University's Behrend College. Mr. Victor is engaged in many other civic activities.

     Information concerning the Company's executive officers (other than Douglas
H. Hanson, whose biography appears above) is as follows:

     SHAUNA CALLAHAN, 31, joined the Company in October 2000 as Controller. Ms. Callahan worked as Controller for Corporate Express Australia Limited from December 1996 to January 2000 and as Finance Manager for Coram Healthcare Corporation from May 1995 to December 1996. Prior to her position at Coram Healthcare Corporation, she worked in the audit division of Arthur Andersen, LLP in Denver, Colorado. Ms. Callahan received her Bachelor of Science in Business Administration from the University of Colorado in 1992.

     CHARLES EAZOR, 54, joined the Company through its November 2000 merger with Internet Communications Corporation and currently serves as Senior Vice President, Operations. Prior to the merger, Mr. Eazor served as Vice President/General Manager of Internet Communications Corporation from October 1998 to November 2000. From January 1992 through December 1997, Mr. Eazor was the head of the telecommunications division of General Analytics Corporation, a government systems integrator, where he was responsible for implementing the United Stated General Services Administration's national frame relay network and the Treasury's national local telecommunications initiative. In 1983, Mr. Eazor and his partners purchased the interconnect subsidiaries of Sprint and operated them as Southern Phone Corporation until acquired by AIM Telephones, Inc. in 1988, at which time Mr. Eazor served as Senior Vice President until 1992. From 1978 to 1983, Mr. Eazor served as Manager of Business Development for Sprint. Mr. Eazor currently serves as Vice President and as a member of the Board of Directors of NESCI, the association of distributors of NEC America telecommunications products in the United States and Canada. Mr. Eazor received his Master of Business Administration from the University of Baltimore.

     PAULA M. EAZOR, 41, joined the Company through its November 2000 merger with Internet Communications Corporation and currently serves as Sales Manager-Voice System Division. Ms. Eazor served as Senior Account Manager for the Central Office Division and Wide Area Network Divisions to Internet Communications from November 1998 to November 2000. From January 1998 to November 1998, Ms. Eazor was responsible for State and Federal Government Sales business development at Vision Communications. From January 1997 to January 1998, Ms. Eazor was Major Account Executive with GTE Customer Networks. From 1994 to 1996, Ms. Eazor served as Project Manager-VA Programs to United Communications and from 1992 to 1994 as Project Manager-Federal Government with General Analytics Corporation.

     CHRISTOPHER J. MELCHER, 42, joined the Company in January 1999 as Vice President-Law and Policy, General Counsel and Corporate Secretary until August 2000 when he began serving as Executive Vice President - Strategic Development, General Counsel, and Corporate Secretary. Previously, Mr. Melcher served as Assistant General Counsel for KN Energy, Inc. from September 1997 to December 1998, providing legal services on regulated and unregulated market activities and directing corporate strategy in federal and state proceedings across the company's 15-state territory. Prior to KN Energy, he was Senior Regulatory Counsel with Southern California Edison, a subsidiary of Edison International, Inc., from July 1996 to August 1997. Mr. Melcher represented corporate clients with the firm of Brownstein Hyatt & Farber, P.C. from January 1995 to July 1996. From March 1990 to December 1994, he served as Associate Independent Counsel with the Office of Independent Counsel in Washington, D.C. Mr. Melcher practiced law with the firm of Wilmer Cutler & Pickering from September 1987 to March 1990. Mr. Melcher received his Bachelor of Arts degree from Carleton College and his Juris Doctor degree from Yale Law School.

     E. STEPHEN SHRIVER, 41, joined the Company through its November 2000 merger with Internet Communications Corporation and currently serves as Senior Account Manager-Voice Systems. Mr. Shriver served as Senior Account Manager of Internet Communications Corporation from the time of its September 1996 merger with Interwest Communications Inc. until November 2000. Mr. Shriver served as a Senior Account Executive for Interwest Communications, Inc. from March 1992 to 1996 and held sales positions at two different Denver-based interconnect companies, Omega Business Communications, Inc. and Another Telephone Company, Inc, from 1982 to 1992.

     W. JEFF SWENSON, 47, joined the Company in January 2001 and currently serves as Executive Vice President and Chief Operating Officer. Previously, Mr. Swenson served as Vice President, International and Strategic Accounts for Global Crossing from August 2000 to December 2000. In this capacity, Mr. Swenson was responsible for development and implementation of Global Crossings carrier sales strategy for all International and Strategic Accounts.

Prior to this assignment, Mr. Swenson served Global Crossing as Vice President of Western Region Carrier Sales, responsible for revenue growth and receivables and expense management from December 1998 to August 2000. From April 1986 through November 1998, Mr. Swenson served as President of National Network Corporation. National Network Corporation was started by Mr. Swenson to serve as an underlying carrier for the long distance reseller market and continues to operate as such today. Prior to starting National Network Corporation, Mr. Swenson held the position of Director of Communications for Manville Corporation responsible for all voice and data communications worldwide. From March 1981 through December 1983, Mr. Swenson held several marketing and sales positions with Mountain Bell and AT&T.

MEETINGS OF THE BOARD OF DIRECTORS

     During the year ended December 31, 2000, the Board of Directors held seven meetings. All directors attended all meetings of the Board of Directors and any committee on which the director served.

BOARD COMMITTEES

     Audit Committee. The Audit Committee, among other things, recommends the firm to be appointed as independent accountants to audit the Company's financial statements, discusses the scope and results of the audit with the independent accountants, reviews with management and the independent accountants the Company's interim and year-end operating results, considers the adequacy of the internal accounting controls and audit procedures of the Company, and reviews the non-audit services to be performed by the independent accountants. The Audit Committee is comprised of three non-employee directors. The current members of the Audit Committee are Messrs. Grabowski, Hock, and Silverberg. Mr. Grabowski serves as Chairman of the Audit Committee. The Audit Committee met three times in 2000.

     Compensation Committee. The Compensation Committee reviews the salaries, benefits, and other compensation of our officers and key employees. The Compensation Committee's responsibilities include employment contracts, pensions, performance and incentive-based compensation, and stock option plans, including reviewing management's recommendations regarding issuance of stock options to officers and directors who are subject to stock ownership reporting obligations under Section 16 of the Securities Exchange Act of 1934, as amended. The Compensation Committee then makes recommendations to the Board of Directors based on its review. The current members of the Compensation Committee are Messrs. Hock, Grabowski, and Victor. Mr. Hock serves as Chairman of the Compensation Committee. The members of the Compensation Committee review and establish the salaries, benefits, and other compensation of all other employees. The Compensation Committee met two times in 2000.

SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 2000 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, with the exception of Ms. Vitale, who resigned as President in January 2000 and as a director in June 2000, and Messrs. Hanson and Grabowski.

ITEM 11. EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE. The following table sets forth the compensation paid during the periods indicated to the Chief Executive Officer and President of the Company, to each of the four other most highly-compensated executive officers of the Company, and to two additional individuals who resigned in 2000, but whose salary and bonus still placed them among the Company's four most highly compensated officers for the fiscal year ended December 31, 2000.

                                                                                                  LONG TERM
                                                                                                 COMPENSATION
                                                      ANNUAL COMPENSATION                           AWARDS
                                   ----------------------------------------------------------    ------------
                                                                                                  SECURITIES
    NAME AND PRINCIPAL                                                           OTHER ANNUAL     UNDERLYING
        POSITIONS                  YEAR            SALARY            BONUS       COMPENSATION     OPTIONS(8)
----------------------------       ----         -----------        ----------    ------------    ------------

Douglas H. Hanson(1)               2000         $   250,000        $       --     $     2,100      300,000
  Chairman, President,             1999         $   180,654        $  600,000     $     1,945           --
  and CEO                          1998         $   120,000        $       --     $   537,946           --

Paula M. Eazor(2)                  2000         $   320,003        $   10,527     $     6,164       12,000
  Sales Manager                    1999         $    76,866        $   10,642     $     1,492           --
  Voice Systems Division           1998         $     7,190        $    6,667     $        --           27

E. Stephen Shriver(3)              2000         $   207,930        $   11,602     $     5,457       12,000
  Senior Account Manager           1999         $   173,220        $   60,308     $     4,309           --
  Voice Systems                    1998         $   133,710        $   34,053     $     2,253          128

William H. Heuston(4)              2000         $   137,270        $   59,721     $     3,150       30,000
  Regional Vice President-         1999         $   124,879        $   10,000     $     3,137       30,000
  Rocky Mountain Region            1998         $   116,037        $    2,500     $     2,787       15,000

Charles R. Eazor(5)                2000         $   123,159        $   36,000     $     4,500       45,000
  Senior Vice President,           1999         $   127,309        $       --     $     1,710          733
  Operations                       1998         $    57,625        $   15,000     $        --          632

Thomas A. Stein(6)                 2000         $   153,405        $    3,852     $     1,979           --
  Vice President                   1999         $    37,990        $   10,217     $     1,364           --
  Network Systems Sales            1998         $    38,259        $       --     $       784           --

Chris J. Melcher(7)                2000         $   145,385        $       --     $     3,750      100,000
  Executive Vice President,        1999         $   114,667        $       --     $        --      105,400
  Strategic Development,           1998         $        --        $       --     $        --       54,000
  General Counsel

----------

(1) Mr. Hanson was granted options to purchase 300,000 shares of the Company's common stock in 2000 for services performed in 2000. Mr. Hanson's bonus of $600,000 was paid in full during fiscal year 1999 for services performed in 1999. In 1998, Mr. Hanson's "Other Annual Compensation" is comprised of $1,946 of 401(k) Plan matching funds and the $536,000 dollar value difference between the price paid by Mr. Hanson for securities of the Company and the fair market value of such securities on the date of purchase.

(2) Ms. Eazor was granted options to purchase 12,000 shares of the Company's common stock in 2000 for services performed in 2000 and options to purchase 27 shares of the Company's common stock in 1998 for services performed in 1998.

(3) Mr. Shriver was granted options to purchase 12,000 shares of the Company's common stock in 2000 for services performed in 2000 and options to purchase 128 shares of the Company's common stock in 1998 for services performed in 1998.

(4) Mr. Heuston was granted options to purchase 30,000 shares of the Company's common stock in 2000 for services performed in 2000, options to purchase 30,000 shares of the Company's common stock in 1999 for services performed in 1999, and options to purchase 15,000 shares of the Company's common stock in 1998 for services performed in 1998. Mr. Heuston resigned in the fourth quarter of 2000.

(5) Mr. Eazor was granted options to purchase 45,000 shares of the Company's common stock in 2000 for services performed in 2000, options to purchase 733 shares of the Company's common stock in 1999 for services performed in 1999, and options to purchase 632 shares of the Company's common stock in 1998 for services performed in 1998.

(6)  Mr. Stein resigned during the third quarter of 2000.

(7) Mr. Melcher was granted options to purchase 100,000 shares of the Company's common stock in 2000 for services performed in 2000, options to purchase 105,400 shares of the Company's common stock in 1999 for services performed in 1999, and options to purchase 54,000 shares of the Company's common stock in 1998 pursuant to his Employment Letter Agreement.

(8) Securities underlying options for Ms. Eazor, Mr. Shriver, Mr. Eazor, and Mr. Stein represent either: a) the number of equivalent shares of the Company's common stock that the individuals had the right to receive pursuant to the terms and conditions of the Amended and Restated Agreement and Plan of Merger, dated October 18, 2000, between Internet Communications Corporation and the Company; or b) a post-merger option grant made by the Company. The disclosure of securities underlying options granted for Ms. Eazor,

     Mr. Shriver, Mr. Eazor, and Mr. Stein excludes grants made to these individuals during 2000, 1999, and 1998 by Internet Communications Corporation which were extinguished in the November 2000 merger between Internet Communications Corporation and the Company.

     STOCK OPTION GRANTS IN FISCAL YEAR 2000. The following table sets forth information with respect to grants of stock options to each of the Named Executive Officers during the year ended December 31, 2000. All grants were made under the Company's 2000 Employees' Stock Option Plan.

                                         INDIVIDUAL GRANTS IN 2000
                         ------------------------------------------------------------
                                       PERCENT OF                                      POTENTIAL REALIZABLE VALUE AT
                          NUMBER OF      TOTAL                                         ASSUMED ANNUAL RATE OF STOCK
                          SECURITIES    OPTIONS                                         PRICE APPRECIATION FOR THE
                          UNDERLYING   GRANTED TO                                              OPTION TERM
                           OPTIONS    EMPLOYEES IN    EXERCISE    GRANT    EXPIRATION  -----------------------------
         NAME            GRANTED(1)    FISCAL YEAR      PRICE     DATE       DATE(1)        5%              10%
------------------       -----------  ------------    --------  --------   ----------  -----------      ------------
Douglas H. Hanson          300,000       14.98        $ 2.4063    8/3/00      8/2/05   $181,309.78      $400,647.20

Paula M. Eazor              12,000        0.60        $   1.00  11/29/00    11/28/10   $  7,546.74      $ 19,124.90

E. Stephen Shriver          12,000        0.60        $   1.00  11/29/00    11/28/10   $  7,546.74      $ 19,124.90

William H. Heuston          30,000        1.50        $ 2.1875    8/3/00      8/2/10   $ 41,271.21      $104,589.36

Charles R. Eazor            45,000        2.25        $   1.00  11/29/00    11/28/10   $ 28,300.28      $ 71,718.39

Thomas A. Stein                 --          --        $     --        --          --   $        --      $        --

Chris J. Melcher           100,000        5.00        $ 2.1875    8/3/00      8/2/10   $137,570.70      $348,631.20

----------

(1) All option grants represent shares of common stock. With the exception of options granted to Mr. Hanson, all options have a ten-year term and become exercisable in three equal annual installments beginning one year after the date of grant. The options granted to Mr. Hanson have a five-year term and become exercisable in three equal annual installments beginning one year after the date of grant. The disclosure of options granted to Ms. Eazor, Mr. Shriver, Mr. Eazor, and Mr. Stein excludes grants made to these individuals during 2000, if any, by Internet Communications Corporation, all of which were extinguished in the November 2000 merger between Internet Communications Corporation and the Company.

     OPTION EXERCISES AND FISCAL YEAR-END VALUES. The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during the fiscal year ended December 31, 2000, and the number of securities underlying unexercised options and the of all unexercised in-the-money options held at year-end.

                                                           NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                         SHARES                        OPTIONS AT DECEMBER 31, 2000      AT DECEMBER 31, 2000 (2)
                       ACQUIRED ON        VALUE        ----------------------------    ----------------------------
       NAME             EXERCISE       REALIZED (1)     EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
------------------     -----------     ------------    ------------   -------------    -----------    -------------
Douglas H. Hanson             --       $        --        166,385               --      $    --        $      --

Paula M. Eazor                27       $     27.00             --           12,000      $    --        $      --

E. Stephen Shriver           128       $    128.00             --           12,000      $    --        $      --

William H. Heuston            --       $        --         16,666           55,000      $    --        $      --

Charles R. Eazor           1,365       $  1,365.00             --           45,000      $    --        $      --

Thomas A. Stein               --       $        --             --               --      $    --        $      --

Chris J. Melcher              --       $        --         71,133          188,267      $    --        $      --

----------

(1) The value realized represents the excess, if any, of the closing price of the common stock on the Nasdaq National Market on the date of exercise over the option exercise price.

(2) Represents the excess, if any, of the closing price of the common stock on the Nasdaq National Market at year-end ($0.375) over the option exercise price.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the members of the Compensation Committee is or has been an employee of the Company. In addition, none of the Company's executive officers have ever served as a member of the Board of Directors or Compensation Committee of any other entity that has or has had one or more executive officers serving as a member of the Company's Board or Compensation Committee.

COMPENSATION OF DIRECTORS

     BASE COMPENSATION. Each non-employee director receives an annual retainer based on a prorated rate of $12,000 per year.

     1996 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN. Under the 1996 Non-Employee Directors' Stock Option Plan, each non-employee director receives an option to purchase 1,500 shares of common stock upon appointment or election to the Board of Directors. Thereafter, on the first, second, and third anniversary of appointment or election, each non-employee director is eligible to receive a grant of options to purchase an additional 1,500 shares of common stock, up to a maximum of 6,000 shares. Each option grant, vesting six months after the date of grant and having a five-year term, permits the holder to purchase shares at their fair market value on the date of grant. Although a total of 18,000 shares of common stock have been reserved for issuance over the 10-year term of the 1996 Non-Employee Directors' Stock Option Plan, the Company has only issued options to purchase 6,000 shares under this plan and has not issued any options under this plan since 1996. To date, the following options have been issued:

                                  NUMBER OF SHARES
                                   ISSUABLE UPON
     DIRECTOR                        EXERCISE
-------------------               ----------------

Robert Grabowski                      1,500

D.D. Hock                             1,500

Lewis H. Silverberg                   1,500

Michael T. Victor*                        0

Mary Beth Vitale **                   1,500
                                      -----
     Total                            6,000
                                      =====

----------

*    Not standing for reelection at the Annual Meeting of Stockholders.

**   Resigned as of June 15, 2000.

     1998 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN. Under the 1998 Non-Employee Directors' Stock Option Plan, each non-employee director receives an option to purchase 8,500 shares of common stock upon appointment or election to the Board of Directors. During 2000, the Company did not grant any options under this plan. Under the 1998 Directors' Plan, the options expire five years from the date of grant, unless the Compensation Committee or the Board of Directors (in the absence of the Compensation Committee) terminates the options earlier. The options vest based on the non-employee director's continued service at the following rate: (1) 1,500 on December 31, 1998; (2) 3,500 on December 31, 1999; and (3) 3,500 on December 31, 2000. Notwithstanding the foregoing, in the event of a change in control (as defined in the 1998 Directors' Plan), each outstanding option vests immediately. Each option grant permits the holder to purchase shares at their fair market value on the date of grant.

     In the event of a change in control, as defined in the 1998 Non-Employee Directors' Stock Option Plan, the Compensation Committee (or the Board of Directors in the absence of such a committee) may:

          o grant a cash bonus award to any optionee in an amount equal to the exercise price of all or any portion of the options then held by the optionee;

          o pay cash to any or all optionees in exchange for the cancellation of their outstanding options in an amount equal to the difference between the exercise price and the greater of the tender offer price for the common stock underlying such options (in the event of a tender offer for the securities of the Company) or the fair market value of the stock on the date of cancellation; and

          o make any other adjustments or amendments to the outstanding options.

Although a total of 68,000 shares of common stock were reserved for issuance over the three-year term of the 1998 Non-Employee Directors' Stock Option Plan, the Company has only issued options to purchase 34,000 shares under this plan and has not issued any options under this plan since 1998. The plan expired on December 31, 2000 and no further options will be issued under this plan. The following options were issued:

                                                NUMBER OF SHARES
                                                 ISSUABLE UPON
     DIRECTOR                                      EXERCISE
-------------------                             ----------------

Robert Grabowski                                    8,500

D.D. Hock                                           8,500

Lewis H. Silverberg                                 8,500

Michael T. Victor*                                      0

Mary Beth Vitale **                                 8,500
                                                    -----
     Total                                         34,000
                                                   ======

----------

*    Not standing for reelection at the Annual Meeting of Stockholders.

**   Resigned as of June 15, 2000.

STOCK PERFORMANCE GRAPH

     The following indexed line graph indicates the Company's total return to stockholders from September 6, 1996, the date on which the Company's common stock began trading on Nasdaq, to December 29, 2000, as compared to the total return for the Nasdaq Stock Market--US Index, an index of 518 Internet companies (including Amazon.com, America Online, Earthlink, and Yahoo), and an index of 527 telecommunications companies (including AT&T, WorldCom, and Sprint). The telecommunications and Internet indices were compiled by Media General Financial Services, Inc. The Company's common stock traded on the Nasdaq SmallCap Market from September 6, 1996 through March 4, 1999 and has traded on the Nasdaq National Market since March 5, 1999. The calculations in the graph assume that $100 was invested on September 5, 1996, in each of the Company's common stock and each index and also assume dividend reinvestment.

  Comparison of 51 Month Cumulative Total Return Among (a) Internet Commerce &
    Communications, Inc, (b) The Nasdaq Stock Market (U.S.) Index, (c) an 518
      company Internet Index and (d) a 527 company telecommunications index
          (EDGAR Representation of Data Points Used in Printed Graphic)

  Internet Commerce &           Telecommunications         NASDAQ Stock Market
  Communications, Inc.                Index                      (U.S.)                      Internet Index
------------------------       -------------------        --------------------           ----------------------

    9/5/96        100.00         9/5/96     100.00          9/5/96      100.00             9/5/96        100.00
  12/31/96         44.90       12/31/96     110.45        12/31/96      112.02           12/31/96        113.41
  12/31/97         97.96       12/31/97     141.70        12/31/97      137.02           12/31/97        157.17
  12/31/98        412.24       12/31/98     207.75        12/31/98      193.26           12/31/98        644.60
  12/31/99        271.43       12/31/99     360.94        12/31/99      340.85           12/31/99       1698.06
  12/29/00         12.24       12/29/00     211.32        12/29/00      214.24           12/29/00        418.28

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the amount of common stock of the Company beneficially owned (unless otherwise indicated) by: (1) the directors and executive officers of the Company named in the Summary Compensation Table below; (2) a group comprised of Interwest Group, Inc., Anschutz Company, and Philip F. Anschutz; and (3) the directors and executive officers of the Company as a group. The Company's Board of Directors has voting power over the shares owned by Interwest Group, Inc., Anschutz Company, and Philip F. Anschutz as a result of a voting trust agreement that was executed in conjunction with the Company's November 2000 merger with Internet Communications Corporation. The officers and directors have indicated that they intend to vote for election of the nominated slate of directors and for each of the proposals in this proxy statement. Except as otherwise indicated, all information is as of February 1, 2001.

                                           AGGREGATE NUMBER OF       PERCENT OF
                                           SHARES BENEFICIALLY         SHARES
           NAME                                 OWNED (1)            OUTSTANDING
---------------------------                -------------------       -----------

Douglas H. Hanson                             5,752,500(2)              19.1%

Robert W. Grabowski                              17,800(3)                 *

D. D. Hock                                       10,000(4)                 *

Lewis H. Silverberg                              65,000(5)                 *

Michael T. Victor                                 2,000(6)                 *

Charles R. Eazor                                  8,465(7)                 *

Paula M. Eazor                                      527(8)                 *

William H. Heuston                               23,900(9)                 *

M. Doak Jacoway                                  10,000(10)                 *

Chris J. Melcher                                 71,133(11)                 *

E. Stephen Shriver                                2,347(12)                 *

Thomas A. Stein                                     -0-(13)                 *

Interwest Group, Inc.,
   Anschutz Company, and
   Philip F. Anschutz                         3,800,377(14)              12.7%

All Directors and Executive
   Officers as a group (13
   persons)                                   9,794,049(15)              32.5%

*    Less than one percent.

----------

(1) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if such person has or shares voting power or investment power with respect to such security, or has the right to acquire beneficial ownership at any time within 60 days from March 31, 2001. For purposes of this table, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.

(2) Includes 3,686,115 shares of common stock directly owned by Mr. Hanson, 1,600,000 shares owned by Mr. Hanson's spouse, 300,000 shares held in family trust, 166,385 shares of common stock that Mr. Hanson has the right to acquire within 60 days of March 31, 2001 pursuant to incentive stock options, and excludes 3,800,377 shares for which Mr. Hanson, as a member of the Company's Board of Directors, shares voting and dispositive power with Interwest Group, Inc., Anschutz Company, and Philip F. Anschutz.

(3) Includes 7,800 shares of common stock directly owned by Mr. Grabowski, 10,000 shares of common stock that Mr. Grabowski has the right to acquire within 60 days of March 31, 2001 pursuant to options, and excludes 3,800,377 shares for which Mr. Grabowski, as a member of the Company's Board of Directors, shares voting and dispositive power with Interwest Group, Inc., Anschutz Company, and Philip F. Anschutz.

(4) Includes 10,000 shares of common stock that Mr. Hock has the right to acquire within 60 days of March 31, 2001 pursuant to options and excludes 3,800,377 shares for which Mr. Hock, as a member of the Company's Board of Directors, shares voting and dispositive power with Interwest Group, Inc., Anschutz Company, and Philip F. Anschutz.

(5) Includes 55,000 shares of common stock directly owned by Mr. Silverberg, 10,000 shares of common stock that Mr. Silverberg has the right to acquire within 60 days of March 31, 2001 pursuant to options, and excludes 3,800,377 shares for which Mr. Silverberg, as a member of the Company's Board of Directors, shares voting and dispositive power with Interwest Group, Inc., Anschutz Company, and Philip F. Anschutz.

(6) Includes 2,000 shares of common stock directly owned by Mr. Victor and excludes 3,800,377 shares for which Mr. Victor, as a member of the Company's Board of Directors, shares voting and dispositive power with Interwest Group, Inc., Anschutz Company, and Philip F. Anschutz. Mr. Victor will not stand for reelection as a director at the 2001 Annual Meeting of Stockholders.

(7) Includes 8,465 shares of common stock owned directly by Mr. Eazor. Excludes indirect ownership of shares held by Mr. Eazor's spouse, Paula M. Eazor, who is listed separately in this stock ownership table.

(8) Includes 527 shares of common stock owned directly by Ms. Eazor. Excludes indirect ownership of shares held by Ms. Eazor's spouse, Charles R. Eazor, who is listed separately in this stock ownership table.

(9) Includes 7,234 shares of common stock directly owned by Mr. Heuston and 16,666 shares of common stock that Mr. Heuston has the right to acquire within 60 days of March 31, 2001 pursuant to options. Mr. Heuston resigned in the fourth quarter of 2000. The share ownership data included in this table represents the best information available to the Company.

(10) Includes 10,000 shares of common stock directly owned by Mr. Jacoway.

(11) Includes 71,133 shares of common stock that Mr. Melcher has the right to acquire within 60 days of March 31, 2001 pursuant to options.

(12) Includes 2,347 shares of common stock directly owned by Mr. Shriver.

(13) Mr. Stein resigned during the third quarter of 2000. The share ownership data included in this table represents the best information available to the Company.

(14) Based on a Schedule 13G filed on December 11, 2000, Interwest Group, Inc., Anschutz Company, and Philip F. Anschutz have shared power to vote or direct the vote of 3,800,377 shares of common stock and shared power to vote or direct the disposition of 3,800,377 shares of common stock. These shares were issued pursuant to the Company's November 2000 merger with Internet Communications, Inc. The Company's Board of Directors shares voting and dispositive power with Interwest Group, Inc. Anschutz Company, and Philip F. Anschutz.

(15) Includes 5,709,488 shares of common stock directly owned by the thirteen officers and directors as a group, 284,184 shares of common stock that thirteen officers and directors as a group have the right to acquire within 60 days of March 31, 2001 pursuant to options, and 3,800,377 shares of common stock for which the Company's Board of Directors shares voting and dispositive power with Interwest Group, Inc., Anschutz Company, and Philip
     F. Anschutz.

     As of February 1, 2001, the Company is not aware of any persons or entities that beneficially own more than five percent of the Company's common stock other than Douglas H. Hanson and Interwest Group, Inc., Anschutz Company, and Philip
F. Anschutz, as disclosed in the stockholder table above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For a summary of certain transactions and relationships among the Company and its associated entities, and among the directors, executive officers, and stockholders of the Company and its associated entities, see Item 11 - "Compensation Committee Interlocks and Insider Participation" and "Note 12. Related Party Transactions" of the Notes to Consolidated Financial Statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Denver, state of Colorado, on April 30, 2001.

                                  INTERNET COMMERCE & COMMUNICATIONS, INC.
                                  a Delaware corporation

                                  By: /s/ Douglas H. Hanson
                                      ------------------------------------
                                  Name: Douglas H. Hanson
                                  Title: Chief Executive Officer, President, and
                                         Chairman of the Board of Directors
                                         (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons in the capacities and on the dates indicated:

NAME                                            TITLE                                         DATE
----                                            -----                                         ----

/s/ Douglas H. Hanson                           Chief Executive Officer, President,           April 30, 2001
-----------------------------------------       and Chairman of the Board of
           Douglas H. Hanson                    Directors (Principal Executive,
                                                Financial, and Accounting Officer)

/s/ Lewis H. Silverberg                         Director                                      April 30, 2001
-----------------------------------------
          Lewis H. Silverberg

                                                Director                                      April 30, 2001
-----------------------------------------
               D.D. Hock

/s/ Robert W. Grabowski                         Director                                      April 30, 2001
-----------------------------------------
          Robert W. Grabowski

/s/ Michael T. Victor                           Director                                      April 30, 2001
-----------------------------------------
           Michael T. Victor