Form 10-Q
period 2001-03-31
INTERNET COMMERCE & COMMUNICATIONS INC
filed 2001-05-21
CIK 1003282

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended            March 31, 2001
                                       ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                     to
                                       --------------------    ----------------

         Commission file number 001-12063
                                ---------

                     INTERNET COMMERCE & COMMUNICATIONS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                           84-1322326
   -------------------------------------     ----------------------------
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)            Identification No.)


      999 EIGHTEENTH STREET, SUITE 2201
              DENVER, COLORADO                             80202
--------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)

                                 (303) 672-0700
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                  RMI.NET, INC.
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                 Shares Outstanding as of May 14, 2001
-------------------------------------------------------------------------------
   Common Stock, $0.001 par value                     29,935,189

                CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, your attention is directed to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation and Part II, Item 1. Legal Proceedings. The Company intends the disclosure in these sections and throughout the Quarterly Report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by the Company's use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

     Although the Company believes that its expectations that are expressed in these forward-looking statements are reasonable, the Company cannot promise that its expectations will turn out to be correct. The Company's actual results could be materially different from its expectations, due to a variety of factors, including the following:

     o    the Company may lose customers or fail to grow its customer base;

     o the Company may not be able to successfully integrate new customers or assets obtained through acquisitions;

     o    the Company may fail to compete with existing and new competitors;

     o the Company may not adequately respond to technological developments impacting the Internet;

     o the Company may fail to implement proper security measures to protect its network from inappropriate use, which could overload its network's capacity and cause the Company to experience a major system failure;

     o the Company may issue a substantial number of shares of its common stock upon exercise of Class B Warrants which it issued in a December 1999 Private Placement, certain warrants that it issued in connection with the November 2000 acquisition of Internet Communications, Inc., and additional shares that may be issued in connection with the Company's September 2000 acquisition of LanMinds, Inc., thereby causing significant dilution in the value of your investment;

     o    the Company may fail to settle outstanding litigation;

     o    the Company may not be able to obtain needed financing; and

     o the Company's common stock may cease to be listed on the Nasdaq Stock Market.

     This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business, and should be read in conjunction with the more detailed cautionary statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 under the caption "Item 1. Business - Risk Factors" and in its other SEC filings and press releases.

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                    Internet Commerce & Communications, Inc.

                          INDEX TO FINANCIAL STATEMENTS


                                                                       Page
                                                                      ------
Consolidated Balance Sheets as of March 31, 2001
   and December 31, 2000 ............................................   1

Consolidated Statements of Operations for the Three Months Ended
   March 31, 2001 and 2000 ..........................................   2

Consolidated Statements of Cash Flows for the Three Months Ended
   March 31, 2001 and 2000 ..........................................   3

Notes to Consolidated Financial Statements ..........................   4

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS




                                                                                                      MARCH 31,      DECEMBER 31,
                                                                                                        2001             2000
                                                                                                    -------------    -------------
                                         ASSETS                                                      (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents ....................................................................   $   2,043,721    $          --
   Trade receivables, net of allowance for doubtful accounts ....................................       7,819,065        7,731,651
   Other receivables ............................................................................       3,265,941               --
   Inventory ....................................................................................         795,540        1,401,959
   Other ........................................................................................         911,031        1,529,253
                                                                                                    -------------    -------------
       Total current assets .....................................................................   $  14,835,298    $  10,662,863
                                                                                                    -------------    -------------
PROPERTY AND EQUIPMENT, NET .....................................................................       7,940,517        9,054,172
GOODWILL, NET ...................................................................................      38,619,627       41,574,863
OTHER, NET ......................................................................................         762,976          762,800
                                                                                                    -------------    -------------
       Total assets .............................................................................   $  62,158,418    $  62,054,698
                                                                                                    =============    =============
                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable .............................................................................   $   9,122,841    $   6,792,638
   Current maturities of long-term debt and capital lease obligations ...........................      10,773,594       11,788,092
   Deferred revenue .............................................................................       4,812,532        4,871,764
   Advance on pending sale of dial-up customers .................................................       7,604,500               --
   Accrued payroll and related taxes ............................................................         950,400        1,463,813
   Accrued expenses .............................................................................       5,331,680        6,750,671
                                                                                                    -------------    -------------
       Total current liabilities ................................................................      38,595,547       31,666,978
                                                                                                    -------------    -------------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS ....................................................         300,616          538,189
                                                                                                    -------------    -------------
       Total liabilities ........................................................................      38,896,163       32,205,167
                                                                                                    -------------    -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value; 100,000,000 shares authorized, 29,945,064 and
     29,820,361 issued, respectively, 29,924,943 and 29,801,619
     outstanding, respectively ..................................................................          29,845           29,802
   Additional paid-in capital ...................................................................     119,925,823      119,861,140
   Accumulated deficit ..........................................................................     (96,693,413)     (90,041,411)
                                                                                                    -------------    -------------
       Total stockholders' equity ...............................................................      23,262,255       29,849,531
                                                                                                    -------------    -------------
                                                                                                    $  62,158,418    $  62,054,698
                                                                                                    =============    =============

                 See Notes to Consolidated Financial Statements

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         2001            2000
                                                     ------------    ------------
                                                             (unaudited)
Revenue
   Access services ...............................   $  8,958,967    $  9,842,062
   Web solutions .................................      1,675,800       2,111,243
   Integration & installation services ...........      3,306,545              --
                                                     ------------    ------------
                                                       13,941,312      11,953,305
                                                     ------------    ------------
Costs and expenses
   Operating expenses ............................      8,611,008       7,831,594
   Selling expenses ..............................      1,636,238       1,579,333
   General and administrative expenses ...........      5,624,150       6,549,191
   Depreciation and amortization .................      4,200,032       3,852,974
                                                     ------------    ------------
       Total costs and expenses ..................     20,071,428      19,813,092
                                                     ------------    ------------
         Operating loss ..........................     (6,130,116)     (7,859,787)

Other income (expense)
   Interest expense ..............................       (461,357)        (63,956)
   Interest income ...............................          9,795          74,433
   Other (expense) income, net ...................        (70,324)         10,848
                                                     ------------    ------------
Net loss .........................................   $ (6,652,002)     (7,838,462)
                                                     ============    ============
Basic and diluted loss per common share ..........          (0.22)          (0.37)
                                                     ============    ============
Weighted average common shares outstanding .......     29,933,000      21,019,000
                                                     ============    ============

                 See Notes to Consolidated Financial Statements

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                        2001            2000
                                                                                    ------------    ------------
                                                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .....................................................................   $ (6,652,002)   $ (7,838,462)
   Items not requiring cash:
     Depreciation ...............................................................      1,054,818       1,124,119
     Amortization ...............................................................      3,145,214       2,728,855
     Stock contribution to pension plan .........................................         64,726          36,877
     Stock option compensation and stock bonus ..................................             --          45,417
   Changes in operating assets and liabilities, net of effects from acquired interests:
     Trade receivables ..........................................................        (90,393)       (532,657)
     Inventory ..................................................................        553,734              --
     Prepaid expenses and other assets ..........................................        352,261        (121,945)
     Accounts payable ...........................................................      2,320,200      (1,073,317)
     Deferred revenue ...........................................................        (59,232)       (136,048)
     Accrued payroll and related taxes ..........................................       (513,413)       (299,290)
     Accrued expenses ...........................................................     (1,418,991)       (676,898)
                                                                                    ------------    ------------
       Net cash used in operating activities ....................................     (1,243,078)     (6,743,349)
                                                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Advance on pending sale of dial-up customers .................................      4,607,500              --
   Capital expenditures .........................................................        (68,454)       (804,745)
   Cash paid for investments and acquisitions ...................................             --        (200,000)
                                                                                    ------------    ------------
       Net cash provided by (used in) investing activities ......................      4,539,046      (1,004,745)
                                                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net repayments on financing agreement ........................................       (698,081)             --
   Proceeds from exercise of common stock options and warrants ..................             --         278,097
   Increase in deferred investment costs ........................................           (176)       (112,500)
   Payments on long-term debt and capital lease obligations .....................       (553,990)       (399,125)
                                                                                    ------------    ------------
       Net cash used in financing activities ....................................     (1,252,247)       (233,528)
                                                                                    ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................................      2,043,721      (7,981,622)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................................             --      11,238,188
                                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................................   $  2,043,721    $  3,256,566
                                                                                    ============    ============



                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

     The interim financial data are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by Internet Commerce & Communications, Inc. (hereinafter, "the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

NOTE 2. NET LOSS PER SHARE

     The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share"(SFAS 128). Under SFAS 128, basic Earnings Per Share ("EPS") excludes dilution for potential common stock and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS are the same for all periods presented as all common stock instruments are antidilutive.

     The Company has excluded any shares that may be issuable under the Class B warrant issued to Koch Investment Group, Ltd. ("Koch") from the Company's calculation of basic loss per share. The Class B warrants have an exercise price of $0.01 per share. Koch is of the position it may be entitled to convert a total of 8,387,504 shares of common stock under the Class B warrant, however no more than 1,466,824 could be issued upon conversion to Koch at any time as a result of a limitation in the Subscription Agreement that Koch may hold no more than 4.9% of the Company's current outstanding shares at any one time. It is the Company's position that the Class B warrant held by Koch has not become exercisable. Although Koch has disposed of its initial share ownership in the Company's common stock, the Company currently believes that Koch may not have complied with the provisions of the Class B warrants and the original Subscription Agreement. Therefore, the Company believes that the shares underlying these warrants may never be issued in this amount, even though Koch has fully disposed of the initial share ownership in the Company. The Company has holders of another Class B warrant. However, the shares that could be issuable pursuant to this Class B warrant have also been excluded from the basic loss per share calculation as these warrant holders have not disposed of their initial share ownership in the Company.

NOTE 3. SEGMENT INFORMATION

     The Company's management regularly evaluates its performance by reviewing the operating results of its three segments: Access Services, Web Solutions, and Integration and Installation Services. The Company considers each division to be an operating segment as they have separate management teams, offer different products and services, and utilize different marketing strategies to target different types of customers. Access Services consists of dedicated and dial-up Internet services and long distance and related services. The Company believes that all telecommunications services within this segment should be aggregated as the services provided are all telecommunications related, are offered to the same class of customer, and are regulated by similar governmental authorities. Web Solutions provides web site design and development, hosting, marketing, and data center co-location services. Integration and Installation Services consists of Central Office Installation, Network Transport Services, and Network Management Services. The Integration and Installation Services division was added in 2000 through the November 2000 merger between Internet Communications Corporation and the Company.

     In making operating decisions and allocating resources, the Company's management specifically focuses on the revenues and operating costs generated by each operating segment, as summarized in the following tables. Certain shared costs of the segments have been allocated to each segment based upon the particular segment's share of the consolidated revenues for the period reported.

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                    2001            2000
                                                ------------    ------------
                                                        (unaudited)
NET SALES:
   Access Services ..........................   $  8,958,967    $  9,842,062
   Web Solutions ............................      1,675,800       2,111,243
   Integration & Installation Services ......      3,306,545              --
                                                ------------    ------------
                                                $ 13,941,312    $ 11,953,305
                                                ============    ============
OPERATING EXPENSES:
   Access Services ..........................   $  5,478,661    $  7,310,708
   Web Solutions ............................        157,181         520,886
   Integration & Installation Services ......      2,975,166              --
                                                ------------    ------------
                                                $  8,611,008    $  7,831,594
                                                ============    ============

SG&A:
   Access Services ..........................   $  4,665,671    $  7,198,355
   Web Solutions ............................        872,726         930,169
   Integration & Installation Services ......      1,721,991              --
                                                ------------    ------------
                                                $  7,260,388    $  8,128,524
                                                ============    ============
OPERATING INCOME/(LOSS) BEFORE
  DEPRECIATION AND AMORTIZATION:
   Access Services ..........................   $ (1,185,365)   $ (4,667,001)
   Web Solutions ............................        645,893         660,188
   Integration & Installation Services ......     (1,390,612)             --
                                                ------------    ------------
                                                $ (1,930,084)   $ (4,006,813)
                                                ============    ============

NOTE 4. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     The Company has several agreements whereby service providers grant discounts to the Company based on anticipated volume over specified periods with monthly minimums.

     The Company has a service agreement with Worldcom for certain network data services through August 2002. The service agreement was assumed as part of the Company's purchase of DataXchange. The terms of the agreement currently provide for a remaining aggregate minimum commitment of approximately $2.4 million subject to a monthly minimum of $75,000. Historically, the Company has met its monthly minimums.

     The Company entered into a new amended service agreement with Global Crossing Bandwidth, Inc. for Dedicated Carrier Termination, Carrier Toll Free, NOS Switched and Dedicated, Inbound and Outbound, Calling Card, 800 PIN, and International Services on July 31, 2000. The original service agreement was assumed as part of the Company's purchase of Idealdial Corporation. The terms of the amended agreement currently provide for an aggregate minimum commitment of approximately $46 million, subject to certain monthly minimums, for the term of the agreement through March 2006. The Company's minimum monthly usage began in August 2000 as $150,000, and increases at certain regular intervals over the term of the agreement.

     The Company entered into a revolving credit facility with RFC Capital Corporation in May 2000. The maximum amount of the loan outstanding may not exceed a specified multiple of the Company's eligible monthly cash collections. The borrowing available to the Company will fluctuate based on cash collections. There were minimal additional borrowings available under the facility at March 31, 2001. The Company had $8,762,215 outstanding at March 31, 2001. Interest for this Agreement is calculated at (i) LIBOR plus 6.15% per annum, or (ii) $3,000 per month. The Agreement is scheduled to continue until May 22, 2002. This agreement also restricts the Company's ability to pay dividends. The Company also issued to RFC Capital Corporation a warrant to purchase 252,255 shares of common stock at $4.03125 per share. A Second Amendment with RFC Capital Corporation was signed on April 5, 2001, which included new financial covenants for 2001, and beyond. As a result of this new amendment and considering the expected proceeds from the Earthlink agreement (see Note 7), the Company believes it will be in compliance with all financial covenants.

NOTE 5. COMMON STOCK TRANSACTIONS

     The increase in the Company's common stock issued and outstanding as of March 31, 2001 is primarily a result of the Company's January 14, 2001 issuance of 42,741 shares of common stock and commitment to issue 9,448 shares of common stock (valued at approximately $29,400, representing a portion of the Company's contribution to the 401K plan for the fourth quarter of 2000 and the first quarter of 2001.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 became effective for the Company on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 does not have a material impact on the Company's consolidated financial statements because the Company does not currently hold any derivative instruments.

NOTE 7.  SALE OF DIAL-UP CUSTOMERS

     In March 2001, the Company entered into an agreement with EarthLink Enterprises, Inc. to sell its dial-up Internet access business division in exchange for cash. Under the Agreement, the Company will work with EarthLink to transition all of its dial-up Internet access customers to EarthLink. The Company expects the transition will begin May of 2001 and will continue for several months. EarthLink has agreed to pay the Company a specific dollar amount for each customer that is successfully transitioned and becomes a customer of EarthLink. EarthLink has the right to decide not to accept certain customers from areas of the country that are difficult for them to provide service.

     The agreement provides for payment in three installments. Under the Agreement, EarthLink has provided the Company with the first two installment payments totaling $7.6 million ($3.0 million of which was received subsequent to March 31, 2001). The Company expects to receive the final installment sometime later in 2001. The Company expects to generate $12.0 to $18.0 million from the sale of its dial-up customers. The Company has received approval from RFC Capital Corporation, its lender under a revolving line of credit, regarding their release of any lien they may have on this portion of the Company's business. The Company will be reducing its borrowing line from RFC to reflect the sale of the actual revenue that is transitioned to EarthLink, and will be using a portion of the payments from EarthLink (approximately $3.8 million) to make payment on its outstanding borrowings from RFC. Revenue relating to the Company's dial-up business for the three month periods ended March 31, 2001 and 2000 were $4,039,000 and $4,365,000, respectively.

NOTE 8.  PRO FORMA RESULTS

     On November 28, 2000, the stockholders of the Company approved the merger between the Company and Internet Communications Corporation and the merger was completed on November 30, 2000. The Company issued approximately 5.3 million shares of common stock valued at approximately $11.7 million and approximately
2.5 million warrants valued at approximately $433,000.

     On September 21, 2000, the Company entered into an Asset Transfer Agreement with LanMinds, Inc. ("LanMinds"), a California corporation headquartered in Berkeley, California, pursuant to which the Company acquired the assets of LanMinds. Pursuant to the terms of the LanMinds Asset Transfer Agreement, the Company agreed to provide consideration to LanMinds in an amount equal to approximately $6 million, payable in the form of shares of the Company's common stock over the next five years.

     Results of acquired entities are included in the Company's operations on the acquisition date. All acquisitions have been accounted for utilizing the purchase method of accounting.

     Unaudited pro forma consolidated operations for the three months ended March 31, 2000 assuming these acquisitions were completed on January 1, 2000:


                                                              THREE MONTHS ENDED,
                                                                MARCH 31, 2000
                                                            -----------------------
         Net sales...........................               $            18,282,000
         Net loss............................               $            (8,916,000)
         Net loss per share..................               $                  (.33)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


     The following discussion of the results of operations and financial condition of Internet Commerce & Communications, Inc. (the "Company") should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Quarterly Report.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2000

     TOTAL REVENUE

     The Company's total revenues increased to $13,941,000 for the three months ended March 31, 2001 as compared to $11,953,000 for the three months ended March 31, 2000. This increase is primarily due to the acquisition of Internet Communications Corporation in November 2000.

     ACCESS SERVICES

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

     Communication Services revenue decreased 9%, from $9,842,000 for the three months ended March 31, 2000, to $8,959,000 for the comparable three month period in 2001. Included in the three months ended March 31, 2001 is $4,039,000 of revenue that is attributable to dial up customers that are being sold to EarthLink.

     WEB SOLUTIONS

     Web Solutions revenues are comprised of three major products: Web site hosting and co-location, Web site production, and Web site marketing. Web hosting customers typically pay fixed, recurring monthly service charges. Revenue from Web site production and Web marketing customers is recognized as the service is provided.

     Web Solutions revenue decreased 21%, from $2,111,000 for the three months ended March 31, 2000, to $1,676,000 for the comparable three-month period in 2001. Web site hosting and co-location revenue accounted for $842,000 of revenue in 2000 and $1,345,000 in 2001, for an increase of 60%, as a result of better market penetration. Web site production decreased from $1,119,000 in 2000 to $206,000 in 2001, for a decrease of 82%. This decrease is primarily attributable to a one-time sale that occurred in the first quarter of 2000.

     INTEGRATION AND INSTALLATION SERVICES

     Integration and Installation Services revenues are comprised of the following products: Central Office Installation, Network Transport Services, and Network Management Services.

     Integration and Installation Services revenue was $3,307,000 in the first quarter of 2001. This is due to the addition of Integration and Installation Services as a result of the Company's November 2000 acquisition of Internet Communications Corporation. On a proforma basis, revenue decreased from $5,592,000 for the three months ended March 31, 2000, to $3,307,000 for the comparable period in 2001. This change is a result of a decrease in central office equipment sales due to industry slow down.

     OPERATING EXPENSES

     Operating expenses related to Communication Services customers consist primarily of costs for circuit and local line charges to provide service to customers. The operating expenses related to Web solutions customers consist primarily of payroll expense related to Web-site design services and sub-contracting costs. Operating expenses for Integration and Installation services primarily consist of equipment costs, circuit charges to provide service to customers, and payroll expense related to installations.

     Operating expenses increased 10%, from $7,832,000 for the three months ended March 31, 2000, to $8,611,000 for the comparable period in 2001, primarily due to the acquisition of Internet Communications Corporation in November 2000. In addition, the operating expenses as a percent of revenue increased from 66% in 2000 to 72% in 2001.

     SELLING EXPENSES

     Selling expenses consist primarily of salaries, commission, advertising, and marketing. Selling expenses increased 4%, from $1,579,000 for the three months ended March 31, 2000, to $1,636,000 for the comparable period in 2001. The increase in selling expenses is primarily due to the addition of sales personnel related to the 2000 acquisitions.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses ("G & A") consist primarily of salaries and related benefits, and include the expenses of general management, engineering, customer service, technical support, accounting, billing, and office facilities. G & A expenses decreased 14%, from $6,549,000 for the three months ended March 31, 2000, to $5,624,000 for the comparable period in 2001. This decrease is primarily the result of lower payroll costs and benefits primarily related to headcount reductions in 2000 and first quarter 2001 and a decrease in bad debt expense in the first quarter of 2001 compared to the first quarter of 2000 due to better collection results.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization is provided for over the estimated useful lives of assets ranging from three to seven years using the straight-line method. The excess of cost over the fair value of net assets acquired, or goodwill, is amortized using the straight-line method over a five-year period. Depreciation and amortization increased 9%, from $3,853,000 for the three months ended March 31, 2000, to $4,200,000 for the comparable period in 2001 primarily due to the acquisition of Internet Communications Corporation.

     INTEREST EXPENSE

     Interest expense increased from $64,000 for the three months ended March 31, 2000 to $461,000 for the three months ended March 31, 2001. The increase is due to increased debt balances in the first quarter of 2001 compared to the first quarter of 2000.

     EFFECTS OF INFLATION

     Historically, inflation has not had a material effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 2001, the Company used $1,243,000 in operations, as compared to $6,743,000 for the three months ended March 31, 2000. The decrease in cash used in operations is attributable to the decrease in the net loss after depreciation and amortization and an increase in accounts payable of approximately $2,320,000.

     For the three months ended March 31, 2001, cash provided from investing activities was $4,539,000, as compared to net cash used of $1,005,000 for the three months ended March 31, 2000. Cash provided by investing activities is due to the down payment by EarthLink of $4.6 million for the pending sale of the Company's dial-up customers.

     For the three months ended March 31, 2001, the Company used $1,252,000 in financing activities, as compared to $234,000 used for the three months ended March 31, 2000. This increase was primarily the result of net repayments on the revolving credit facility with RFC Capital in the first quarter of 2001 of approximately $700,000.

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

     The number of shares that the Company may issue to holders of the Company's Class B Warrants is based on the market price of the Company's common stock from May 2000 through November 2002. In effect, the holders of the Class B Warrants have the opportunity to profit from a rise in the market price of the Company's common stock, if any, without assuming the risk of loss from a decline in the stock price. If the market price of the Company's common stock decreases, the Company may issue a greater number of shares upon conversion of the Class B Warrants. There is theoretically no limit on the number of shares of common stock that the Company may be required to issue upon conversion of the Class B Warrants, however, the Class B Warrant holders cannot hold more than 4.9% of the Company's outstanding shares at any one time. A stockholder's percentage ownership could be diluted substantially. Moreover, because the exercise price of the Class B Warrants is only $0.01 per share, the Company will not receive material cash proceeds from the exercise of the Class B Warrants.

     In connection with its November 2000 merger with Internet Communications Corporation, the Company issued a warrant to Interwest Group that is exercisable on November 30, 2001 (one year and one day after the closing of the merger). The number of shares for which this warrant will be exercisable, if any, depends on the trading price of the Company's common stock at that time. If the market price of its common stock decreases, the Company may issue a greater number of shares upon exercise of the Interwest Group Warrant. The Interwest Group Warrant is exercisable if the market value of the Company's common stock received by Interwest Group upon conversion of the Interwest Group loan on the date that is one year and one day after the date of conversion is less than the original amount of the Interwest Group loan converted into the Company's common stock. Accordingly, if the market price of its common stock decreases, the Company may issue a greater number of shares upon exercise of the Interwest Group warrant.

     On September 21, 2000, the Company entered into an Asset Transfer Agreement with LanMinds, Inc. ("LanMinds"), a California corporation headquartered in Berkeley, California, where the Company acquired the assets of LanMinds. Pursuant to the terms of the LanMinds Asset Transfer Agreement, the Company agreed to provide consideration to LanMinds in an amount equal to approximately $6 million, payable in the form of shares of the Company's common stock over the next five years. At closing, the Company provided LanMinds consideration equal to $2 million, in the form of 916,031 shares of common stock. The ultimate number of shares the Company is required to issue depends on various factors set forth in the LanMinds Asset Transfer Agreement, including the following, among others: (a) the ability of LanMinds' to generate sufficient revenues, (b) LanMinds' liquidity, as measured by the difference between LanMinds' current assets and current liabilities, (c) claims that may be brought against LanMinds, and (d) the market price of the Company's common stock. Due to these contingencies, only 505,447 shares have been recorded to equity at December 31, 2000. Any significant increase in additional shares to be issued would not occur for five years. At that time, on the fifth anniversary of the closing, there would theoretically be no limit to the number of shares of common stock that the Company may be required to issue if the market price of its common stock at that time were trading below $7.50 per share.

     The Company entered into a revolving credit facility with RFC Capital Corporation in May 2000. The maximum amount of the loan outstanding may not exceed a specified multiple of the Company's eligible monthly cash collections. The borrowing available to the Company will fluctuate based on cash collections. There were minimal borrowings available under the facility at March 31, 2001. The Company had $8,762,215 outstanding at March 31, 2001. Interest for this Agreement is calculated at (i) LIBOR plus 6.15% per annum, or (ii) $3,000 per month. The Agreement is scheduled to continue until May 22, 2002. This agreement also restricts the Company's ability to pay dividends. The Company also issued to RFC Capital Corporation a warrant to purchase 252,255 shares of common stock at $4.03125 per share. A Second Amendment with RFC Capital Corporation was signed on April 5, 2001, which included new financial covenants for 2001, and beyond. As a result of this new amendment, the Company believes it will be in compliance with all financial covenants.

     Since its inception, the Company has funded its operations and working capital needs through the public and private placement of its equity securities and through a revolving line of credit. In addition, a significant portion of its capital expenditures have been financed through capital lease obligations payable to finance companies. The Company also borrowed amounts from its CEO in order to fund working capital requirements.

     In March 2001, the Company entered into an agreement with EarthLink Enterprises, Inc. to sell all or a portion of its dial-up Internet access business division in exchange for cash. Under the Agreement, the Company will work with EarthLink to transition all of its dial-up Internet access customers to EarthLink. The Company expects the transition will begin May of 2001 and will continue for several months. EarthLink has agreed to pay the Company a specific dollar amount for each customer that is successfully transitioned and becomes a customer of EarthLink. EarthLink has the right to decide not to accept certain customers from areas of the country that are difficult for them to provide service.

     The agreement provides for payment in three installments. Under the Agreement, EarthLink has provided the Company with the first installment payment in the amount of $4.6 million. The Company received the second installment payment of $3.0 million in May 2001 and expects to receive the last installment later in 2001. The Company expects to generate $12 to $18 million on the sale of its dial-up customers. The Company has received approval from RFC Capital Corporation, its lender under a revolving line of credit, regarding their release of any lien they may have on this portion of the Company's business. The Company will be reducing its borrowing line from RFC to reflect the sale of the actual revenue that is transitioned to EarthLink, and will be using a portion of the payments from EarthLink (approximately $3.8 million) to make payment on its outstanding borrowings from RFC.

     Once the Company has completed this transaction, it will have an opportunity to achieve a number of efficiencies in its future operations. These benefits will include the reduction of a significant portion of its employee headcount, reducing or eliminating a significant amount of its current circuit and carrier expenses, and having an opportunity to narrow the scope of its corporate operations to provide the same level of service at lesser cost. Additionally, as a result of this transaction the Company will be able to focus its sales, marketing, and operations efforts on the business customers in the future, which will provide it with higher margins and a greater return on its investment of working capital. In conjunction with the transaction, the Company may incur certain one time charges related to severance and other costs. This amount has not yet been quantified.

     The Company has $2,043,721 in cash and cash equivalents at March 31, 2001. Management estimates that based upon its current expectations for growth and anticipated funds received from the EarthLink Enterprises, Inc. transaction, the Company believes it will have adequate cash from existing operations to operate through the end of 2001 for the execution of its current business plan, including the financing of its anticipated capital expenditures and operating losses. Should the Company require additional funding, it would seek to obtain this funding from one or more of the following sources:

     (1)  a private placement of common or preferred stock.

     (2) establishing a new credit facility to finance working capital and capital expenditures.

     (3) potential renegotiation of the revolving line of credit with RFC Capital to allow for increased borrowings.

     (4) calling the approximately 2.5 million warrants that were issued upon completion of the purchase of Internet Communications Corporation, which could yield approximately $20.0 million in proceeds. In order to call the warrants, the share price of the Company's common stock must exceed $8.00 for a consecutive five trading-day period. Currently the conditions for the call are not met.

     (5)  sale of assets.


     There can be no assurance that financing, as described above, will be available in amounts or on terms acceptable to the Company, if at all. Should the Company be unsuccessful in its efforts to raise capital, it may be required to modify or curtail its plans for growth. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services, and technologies, and the repurchase and retirement of debt, which might impact its liquidity requirements or cause it to issue additional equity or debt securities. The Company's ability to access capital could also be impaired due to the significant dilution associated with the Class B Warrants, the Interwest Group Warrant, and the additional shares which could be issued pursuant to the LanMinds, Inc. acquisition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have any derivative financial instruments as of March 31, 2001. The Company's interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on the Company's cash equivalents. The Company's long-term debt has fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. To mitigate the impact of fluctuations in interest rates, the Company generally enters into fixed rate investing and borrowing arrangements. As a result, the Company believes that the market risk arising from holding of its financial instruments is not material.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On September 28, 2000, the Company received a Demand for Arbitration and Statement of Claim by Roger L. Penner, a former employee of the Company. Mr. Penner, the former owner of CommerceGate Corporation, acquired by the Company on June 24, 1999 pursuant to a merger agreement, was terminated for cause on June 12, 2000. The Penner demand asserts a claim that he was terminated without cause, and that the Company breached the merger agreement. The Penner demand seeks damages, in the form of the Company's common stock and cash, in excess of $2 million. The Company filed an answer and counterclaim on October 27, 2000, disputing all claims set forth in the Penner demand, and asserting that Penner was terminated for cause, that Penner breached the merger agreement, and that Penner through fraud and willful misconduct caused material damage to the Company. The Company's counterclaims seek damages from Penner in excess of $4 million. The matter is currently in arbitration. At this time, the Company is unable to determine the possible outcome of this remaining dispute.

     On January 26, 2001, a lawsuit was filed against the Company in the Alabama State Court by the PLT, LLC, an Alabama company, which asserted claims against the Company for a lease totaling approximately $400,000. The Company did not file an answer and/or counterclaim because it believes jurisdiction for this dispute is proper only in Colorado, and there is no jurisdiction in Alabama. PLT, LLC has pursued the claim in Alabama. On April 6, 2001, the state court in Alabama signed an Order for Default Judgment against the Company, and awarded PLT, LLC a judgment in excess of $400,000. If this claim is brought before a court in Colorado, the Company believes it has meritorious defenses and will vigorously defend against such claim. At this time, the Company is unable to determine the possible outcome of this dispute.

     On February 20, 2001, a lawsuit was filed against the Company in the Alabama State Court by the Opelika Industrial Authority, which asserted claims against the Company for non-payment on a promissory note, totaling approximately $1,086,939. The Company did not file an answer and/or counterclaim because it believes jurisdiction for this dispute is proper only in Colorado, and there is no jurisdiction in Alabama. The Opelika Industrial Authority has pursued the claim in Alabama. On April 5, 2001, the state court in Alabama signed an Order for Default Judgment against the Company, and awarded the Opelika Industrial Authority a judgment in excess of $1,100,000. If this claim is brought before a court in Colorado, the Company believes it has meritorious defenses and will vigorously defend against such claim. At this time, the Company is unable to determine the possible outcome of this dispute.

     On February 15, 2001, Vitria Technology, Inc. filed a lawsuit in the Colorado State Court asserting claims for non-payment on a purchase of financial software totaling approximately $560,000. The Company did not install or utilize the Vitria software at any time, and returned such software intact and unused in June 2000, with a statement that the Company was revoking the purchase. The Company believes it has meritorious defenses to such claim, and will vigorously defend against such claim. At this time, the Company is unable to determine the possible outcome of this dispute.

     On March 1, 2001, Novo MediaGroup, Inc. filed a Demand for Arbitration with the American Arbitration Association asserting claims for failure to deliver shares of the Company's common stock that were held in escrow subject to the parties' Asset Purchase Agreement, dated August 1999, totaling a value of approximately $510,000. The Company believes that Novo MediaGroup did not honor all obligations and warranties of the Asset Purchase Agreement, which put in question whether they were entitled to receipt of the shares held in escrow. This matter is currently in arbitration. The Company believes it has meritorious defenses to such claim, and will vigorously defend against such claim. At this time, the Company is unable to determine the possible outcome of this dispute.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2001, the Company issued, committed to issue, and/or sold the following equity securities that were not registered under the Securities Act of 1933:

          o On January 14, 2001, the Company issued 42,741 shares of common stock and committed to issue 9,448 shares of common stock (valued at approximately $29,400), representing a portion of the Company's contribution to the 401K plan for the fourth quarter of 2000 and the first quarter of 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not  applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER EVENTS

     The Company entered into an agreement with Global Crossing Telecommunications, to convert $1.6 million of debt into Preferred Stock, subject to approval by the Company's Board of Directors. The agreement further defines how the Company shall retire the Preferred Stock at a specified per share price made on a quarterly basis from Excess Cash Flow, defined as gross profits less amortization of debt plus depreciation and amortization. In addition, the Company shall pay Global Crossing a quarterly dividend equal to two and one-half percent (2 1/2%) of the per share value of the Preferred Stock starting April 10, 2001.

     On May 10, 2001, pursuant to the Company's agreement to sell its dial-up database to EarthLink, the Company received a second installment payment of $2,997,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: May 18, 2001.


                          INTERNET COMMERCE & COMMUNICATIONS, INC.
                          A Delaware corporation


                          By: /s/ Douglas H. Hanson
                             --------------------------------------------------
                             Name:  Douglas H. Hanson
                             Title: Chairman of the Board, Chief Executive
                                    Officer and Director (Principal Executive
                                    Officer and Principal Financial and
                                    Accounting Officer)