Form 10-Q
period 2001-06-30
INTERNET COMMERCE & COMMUNICATIONS INC
filed 2001-08-20
CIK 1003282

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended              June 30, 2001
                                       -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                    to
                                        ------------------    ------------------

         Commission file number 001-12063
                                ---------

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              84-1322326
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

  7100 EAST BELLVIEW AVENUE, SUITE 201
      GREENWOOD VILLAGE, COLORADO                                  80110
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)

                                 (303) 414-7100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

            999 EIGHTEENTH STREET, SUITE 2201, DENVER, COLORADO 80202
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                             ---      ---


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                       Shares Outstanding as of August 20, 2001
------------------------------          ----------------------------------------
Common Stock, $0.001 par value                        30,602,667

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

         o the Company may not succeed in transferring its dial up customers to EarthLink, which can have an adverse impact on capital resources.

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

         o the Company may not be successful in its attempt to reorganize under Chapter 11.

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

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                    Internet Commerce & Communications, Inc.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                     Page
                                                                                                     ----
    Consolidated Balance Sheets as of June 30, 2001
       and December 31, 2000...........................................................................1

    Consolidated Statements of Operations for the Three Months Ended
       June 30, 2001 and 2000..........................................................................2

    Consolidated Statements of Operations for the Six Months Ended
       June 30, 2001 and 2000..........................................................................3

    Consolidated Statements of Cash Flows for the Six Months Ended
       June 30, 2001 and 2000..........................................................................4

    Notes to Consolidated Financial Statements.........................................................5

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                           JUNE 30,        DECEMBER 31,
                                                                                             2001              2000
                                                                                        --------------    --------------
                                                                                          (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents ........................................................   $           --    $           --
   Trade receivables, net of allowance for doubtful accounts ........................        7,805,883         7,731,651
   Other receivables ................................................................          275,700                --
   Inventory ........................................................................          525,270         1,401,959
   Other ............................................................................          789,685         1,529,253
                                                                                        --------------    --------------
       Total current assets .........................................................   $    9,396,538    $   10,662,863
                                                                                        --------------    --------------

PROPERTY AND EQUIPMENT, NET .........................................................        6,878,314         9,054,172
GOODWILL, NET .......................................................................       35,511,668        41,574,863
OTHER, NET ..........................................................................          947,276           762,800
                                                                                        --------------    --------------
       Total assets .................................................................   $   52,733,796    $   62,054,698
                                                                                        ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable .................................................................   $    8,981,652    $    6,792,638
   Current maturities of long-term debt and capital lease obligations ...............        7,799,450        11,788,092
   Deferred revenue .................................................................        4,495,162         4,871,764
   Deferred gain on sale of asset ...................................................        7,604,500                --
   Accrued payroll and related taxes ................................................          887,322         1,463,813
   Accrued expenses .................................................................        5,231,185         6,750,671
                                                                                        --------------    --------------
       Total current liabilities ....................................................       34,999,271        31,666,978
                                                                                        --------------    --------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS ........................................          190,939           538,189
                                                                                        --------------    --------------
       Total liabilities ............................................................       35,190,210        32,205,167
                                                                                        --------------    --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value; 100,000,000 shares authorized, 30,604,061 and
     29,820,361 issued, respectively, 30,583,940 and 29,801,619
     outstanding, respectively ......................................................           30,603            29,802
   Additional paid-in capital .......................................................      119,974,156       119,861,140
   Accumulated deficit ..............................................................     (102,461,173)      (90,041,411)
                                                                                        --------------    --------------
       Total stockholders' equity ...................................................       17,543,586        29,849,531
                                                                                        --------------    --------------

                                                                                        $   52,733,796    $   62,054,698
                                                                                        ==============    ==============

                 See Notes to Consolidated Financial Statements

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     THREE MONTHS ENDED
                                                          JUNE 30,
                                                    2001            2000
                                                ------------    ------------
                                                        (unaudited)
Revenue
   Access services ..........................   $  8,767,719    $  9,280,295
   Web solutions ............................      1,472,123       2,491,937
   Integration & installation services ......      2,780,854              --
                                                ------------    ------------
                                                  13,020,696      11,772,232
                                                ------------    ------------
Costs and expenses
   Operating expenses .......................      7,146,855       5,996,896
   Selling expenses .........................      1,204,427       2,062,944
   General and administrative expenses ......      5,609,119       7,409,553
   Depreciation and amortization ............      4,335,901       4,651,535
                                                ------------    ------------
       Total costs and expenses .............     18,296,302      20,120,928
                                                ------------    ------------

         Operating loss .....................     (5,275,606)     (8,348,696)

Other income (expense)
   Interest expense .........................       (490,838)       (110,333)
   Interest income ..........................         26,980          55,404
   Other (expense) income, net ..............        (28,297)           (518)
                                                ------------    ------------
Net loss ....................................   $ (5,767,761)   $ (8,404,143)
                                                ============    ============

Basic and diluted loss per common share .....          (0.20)          (0.39)
                                                ============    ============

Weighted average common shares outstanding ..     29,506,000      21,650,000
                                                ============    ============

                 See Notes to Consolidated Financial Statements

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                    2001            2000
                                                ------------    ------------
                                                        (unaudited)
Revenue
   Access services ..........................   $ 17,726,687    $ 19,122,357
   Web solutions ............................      3,147,923       4,603,180
   Integration & installation services ......      6,087,399              --
                                                ------------    ------------
                                                  26,962,009      23,725,537
                                                ------------    ------------
Costs and expenses
   Operating expenses .......................     15,757,863      13,828,490
   Selling expenses .........................      2,840,665       3,642,277
   General and administrative expenses ......     11,233,268      13,958,744
   Depreciation and amortization ............      8,535,933       8,504,509
                                                ------------    ------------
       Total costs and expenses .............     38,367,729      39,934,020
                                                ------------    ------------

         Operating loss .....................    (11,405,720)    (16,208,483)

Other income (expense)
   Interest expense .........................       (952,195)       (174,289)
   Interest income ..........................         36,775         129,837
   Other income, net ........................        (98,621)         10,330
                                                ------------    ------------

Net loss applicable to common stockholders ..   $(12,419,761)   $(16,242,605)
                                                ============    ============

Basic and diluted loss per common share .....   $      (0.42)   $      (0.76)
                                                ============    ============

Weighted average common shares outstanding ..     29,879,000      21,295,000
                                                ============    ============

                 See Notes to Consolidated Financial Statements

                    INTERNET COMMERCE & COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                       2001            2000
                                                                                   ------------    ------------
                                                                                           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ....................................................................   $(12,419,761)   $(16,242,605)
   Items not requiring cash:
     Depreciation ..............................................................      2,062,202       1,279,960
     Amortization ..............................................................      6,483,731       7,224,559
     Stock contribution to pension plan ........................................        113,817          75,058
     Stock option compensation and stock bonus .................................             --          55,834
   Changes in operating assets and liabilities, net of effects from acquired interests:
     Trade receivables .........................................................        (79,470)     (1,621,948)
     Inventory .................................................................        773,421              --
     Prepaid expenses and other assets .........................................        473,607        (189,131)
     Accounts payable ..........................................................      2,179,012         118,506
     Deferred revenue ..........................................................       (376,602)       (132,598)
     Accrued payroll and related taxes .........................................       (576,491)        324,358
     Accrued expenses ..........................................................     (1,519,486)       (519,882)
                                                                                   ------------    ------------
       Net cash used in operating activities ...................................     (2,886,020)     (9,627,889)
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Advance on pending sale of dial-up customers ................................      7,600,000              --
   Capital expenditures ........................................................       (193,611)       (863,104)
   Cash paid for investments and acquisitions ..................................                       (210,000)
   Additions to capitalized software ...........................................             --      (1,206,967)
                                                                                   ------------    ------------
       Net cash provided by (used in) investing activities .....................      7,406,389      (2,280,071)
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net repayments on financing agreement .......................................     (3,192,130)      4,399,799
   Proceeds from exercise of common stock options and warrants .................             --         278,097
   Increase in deferred investment costs .......................................       (184,476)       (280,093)
   Payments on long-term debt and capital lease obligations ....................     (1,143,762)     (1,220,791)
                                                                                   ------------    ------------
       Net cash used in financing activities ...................................     (4,520,368)      3,177,012
                                                                                   ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............................             --      (8,730,948)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................             --      11,238,188
                                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................   $         --    $  2,507,240
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

NOTE 2. NET LOSS PER SHARE

         The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Under SFAS 128, basic Earnings Per Share ("EPS") excludes dilution for potential common stock and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS are the same for all periods presented as all common stock instruments are antidilutive.

          Excluded from the Company's basic loss per share are approximately 101,817,101 shares that could be issued to the Class B warrant holders if the Company's share price is $.10. However, the Subscription Agreement does not allow any Class B warrant holder to hold more than 4.9% of the Company's current outstanding shares at any one time. As of June 30, 2001, any Class B warrant holder could not hold more than 1,499,530 shares of the Company's stock.

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

                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        JUNE 30,                        JUNE 30,
                                              ----------------------------    ----------------------------
                                                  2001            2000            2001            2000
                                              ------------    ------------    ------------    ------------
                                                                      (unaudited)
NET SALES:
   Access Services ........................   $  8,767,719    $  9,280,295    $ 17,726,687    $ 19,122,357
   Web Solutions ..........................      1,472,123       2,491,937       3,147,923       4,603,180
   Integration & installation services ....      2,780,854              --       6,087,399              --
                                              ------------    ------------    ------------    ------------
                                              $ 13,020,696    $ 11,772,232    $ 26,962,009    $ 23,725,537
                                              ============    ============    ============    ============

OPERATING EXPENSES:
   Access Services ........................   $  5,078,263    $  5,626,231    $ 10,556,924    $ 12,936,939
   Web Solutions ..........................        104,026         370,665         261,207         891,551
   Integration & Installation Services ....      1,964,566              --       4,939,732              --
                                              ------------    ------------    ------------    ------------
                                              $  7,146,855    $  5,996,896    $ 15,757,863    $ 13,828,490
                                              ============    ============    ============    ============

SG&A:
   Access Services ........................   $  4,588,023    $  7,427,173    $  9,253,176    $ 14,193,893
   Web Solutions ..........................        770,341       2,045,324       1,643,188       3,407,128
   Integration & Installation Services ....      1,455,182              --       3,177,569              --
                                              ------------    ------------    ------------    ------------
                                              $  6,813,546    $  9,472,497    $ 14,073,933    $ 17,601,021
                                              ============    ============    ============    ============

OPERATING INCOME/(LOSS) BEFORE
  DEPRECIATION AND AMORTIZATION:
   Access Services ........................   $   (898,567)   $ (3,773,109)   $ (2,083,413)   $ (8,008,475)
   Web Solutions ..........................        597,756          75,948       1,243,528         304,501
   Integration & Installation Services ....       (638,894)             --      (2,029,902)             --
                                              ------------    ------------    ------------    ------------
                                              $   (939,705)   $ (3,697,161)   $ (2,869,787)   $ (7,703,974)
                                              ============    ============    ============    ============


NOTE 4. COMMITMENTS AND CONTINGENCIES

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

         The Company entered into an amended service agreement with Global Crossing Bandwidth, Inc. for Dedicated Carrier Termination, Carrier Toll Free, NOS Switched and Dedicated, Inbound and Outbound, Calling Card, 800 PIN, and International Services on July 31, 2000. The original service agreement was assumed as part of the Company's purchase of Idealdial Corporation. The terms of the amended agreement currently provide for an aggregate minimum commitment of approximately $46 million, subject to certain monthly minimums, for the term of the agreement through March 2006. The Company's minimum monthly usage began in August 2000 as $150,000, and increases at certain regular intervals over the term of the agreement.

         The Company entered into a revolving credit facility with RFC Capital Corporation in May 2000. The maximum amount of the loan outstanding may not exceed a specified multiple of the Company's eligible monthly cash collections. The borrowing available to the Company will fluctuate based on cash collections. There were minimal additional borrowings available under the facility at June 30, 2001. The Company had $6,000,000 outstanding at June 30, 2001. Interest for this Agreement is calculated at (i) LIBOR plus 6.15% per annum, or (ii) $3,000 per month. The Agreement is scheduled to continue until May 22, 2002. This agreement also restricts the Company's ability to pay dividends. The Company also issued to RFC Capital Corporation a warrant to purchase 252,255 shares of common stock at $4.03125 per share. A Second Amendment with RFC Capital Corporation was signed on April 5, 2001, which included new financial covenants for 2001, and beyond. Due to the reclassification of the credit facility to short term debt and the liability associated with the EarthLink transaction, the Company is not in compliance with the RFC credit facility current ratio covenant. On August 20, 2001, the Company received a waiver for the current ratio covenant. The Company expects to repay a portion of the RFC Capital Corporation credit facility as the Company receives proceeds from the EarthLink agreement.

NOTE 5.  COMMON STOCK TRANSACTIONS

The increase in the Company's common stock issued and outstanding as of June 30, 2001 is primarily a result of:

o On May 22, 2001, the Company issued 100,000 shares of common stock (valued at $29,000) to MicroCap Analyst for consulting services rendered by MicroCap Analyst.

o On May 25, 2001, the Company issued 171,973 shares of common stock (valued at approximately $45,200) pursuant to the Class B Warrant agreement.

o On June 13, 2001, the Company issued 396,337 shares of common stock (valued at approximately $95,100) pursuant to the Class B Warrant agreement.

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

         In December 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 provides guidance on the measurement and timing of the revenue recognition in financial statements of public companies. SAB No. 101 has been implemented by the Company and had no material effect on the Company's financial statements.

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 with regard to the following:
The definition of an employee for purposes of applying noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective for the Company on July 1, 2000, but certain conclusions in FIN 44 covers specific events that occurred after either December 15, 1998 or January 12, 2000. To the extent the Company's stock-based compensation awards are or become subject to "variable accounting" in the future because of FIN 44, significant periodic fluctuations in the price of the Company's common stock may cause the application of FIN 44 to have a material impact on stock-based compensation reported in future results of operations.

         In February 2001, the FASB issued a limited revision exposure draft of proposed Statement of Financial Accounting Standard "Business Combinations and Intangible Assets - Accounting for Goodwill". The proposed statement would establish a new accounting standard for goodwill acquired in a business combination. It would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as currently required by APB Opinion No. 17. "Intangible Assets". Furthermore, certain intangible assets that are not separable from goodwill will also be amortized.

         This proposed statement would also establish a new method of testing goodwill for impairment. It would require that goodwill be separately tested for impairment using a fair method approach. Entities would be required to initially apply provisions of this Statement as of the beginning of the first fiscal quarter following issuance of the final statement. Those provisions would apply not only to goodwill arising from acquisitions completed after the issuance date of the final statement but also to the unamortized balance of goodwill at the date of adoption. The Company will determine the impact, if any, upon the issuance of the final standard.


NOTE 7. SALE OF DIAL-UP CUSTOMERS

         In March 2001, the Company entered into an agreement with EarthLink Enterprises, Inc. to sell its dial-up Internet access business division in exchange for cash. Under the Agreement, the Company will work with EarthLink to transition all of its dial-up Internet access customers to EarthLink. The Company expects the transition will be completed by the end of August 2001. EarthLink has agreed to pay the Company a specific dollar amount for each customer that is successfully transitioned and becomes a customer of EarthLink. EarthLink has the right to decide not to accept certain customers from areas of the country that are difficult for them to provide service.

         The agreement provides for payment in three installments. Under the Agreement, EarthLink has provided the Company with the first two installment payments totaling $7.6 million. The Company expects to receive the final installment sometime later in 2001. The Company expects to generate $12.0 to $18.0 million from the sale of its dial-up customers. The Company has received approval from RFC Capital Corporation, its lender under a revolving line of credit, regarding their release of any lien they may have on this portion of the Company's business. The Company reduced its borrowing line from RFC to reflect the sale of the actual revenue that is transitioned to EarthLink, and will be using a portion of the payments from EarthLink (approximately $3.8 million) to make payment on its outstanding borrowings from RFC. Revenue relating to the Company's dial-up business for the six month periods ended June 30, 2001 and 2000 were $7,589,000 and $8,514,000, respectively.

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

         Unaudited pro forma consolidated operations for the three months and six months ended June 30, 2000 assuming these acquisitions were completed on January 1, 2000:

                                                               THREE MONTHS ENDED,        SIX MONTHS ENDED,
                                                                  JUNE 30, 2000             JUNE 30, 2000
                                                              ----------------------   -----------------------
                 Net sales.........................           $           18,706,000   $            36,988,000
                 Net loss..........................           $           (8,997,000)  $           (17,913,000)
                 Net loss per share................           $                 (.33)  $                  (.66)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion of the results of operations and financial condition of Internet Commerce & Communications, Inc. (the "Company") should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Quarterly Report.


RESULTS OF OPERATIONS

 THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

         TOTAL REVENUE

         The Company's total revenues increased 11% from $11,772,000 for the three months ended June 30, 2000 as compared to $13,021,000 for the three months ended June 30, 2001. This increase is primarily due to the acquisition of Internet Communications Corporation in November 2000.

         ACCESS SERVICES

         Access Services is comprised predominately of dial-up, dedicated access, and telecommunication services. The Company offers a broad range of connectivity options to its customers including dedicated, Digital Subscriber Line ("DSL"), Integrated Services Digital Network ("ISDN"), and dial-up connections as well as long distance voice services. Access service customers typically pay fixed, monthly recurring service charges. The charges vary depending on the type of service, the length of the contract, and local market conditions. Amounts billed relating to future periods are recorded as deferred revenue and amortized monthly as the services are rendered.

         Access Services revenue decreased 6%, from $9,280,000 for the three months ended June 30, 2000, to $8,767,000 for the comparable three month period in 2001

         WEB SOLUTIONS

         Web Solutions revenues are comprised of three major products: Web site hosting and co-location, Web site production, and Web site marketing. Web hosting customers typically pay fixed, recurring monthly service charges. Revenue from Web site production and Web marketing customers is recognized as the service is provided.

         Web Solutions revenue decreased 41%, from $2,492,000 for the three months ended June 30, 2000, to $1,472,000 for the comparable three-month period in 2001. The decline is primarily attributable to the decline in Web production. However, Web site hosting and co-location revenue increased 11% from $1,150,000 of revenue in 2000 and $1,276,000 in 2001, as a result of better market penetration.

         INTEGRATION AND INSTALLATION SERVICES

         Integration and Installation Services revenues are comprised of the following products: Central Office Installation, Network Transport Services, and Network Management Services.

         Integration and Installation Services revenue was $2,780,000 in the three months ended June 30, 2001. This segment of business was added through the Company's November 2000 acquisition of Internet Communications Corporation.

         OPERATING EXPENSES

         Operating expenses related to Access Services customers consist primarily of costs for circuit and local line charges to provide service to customers. The operating expenses related to Web solutions customers consist primarily of payroll expense related to Web-site design services and sub-contracting costs. Operating expenses for Integration and Installation services primarily consist of equipment costs, circuit charges to provide service to customers, and payroll expense related to installations.

         Operating expenses increased 19%, from $5,997,000 for the three months ended June 30, 2000, to $7,147,000 for the comparable period in 2001, primarily due to the acquisition of Internet Communications Corporation in November 2000. In addition, the operating expenses as a percent of revenue increased from 51% in 2000 to 55% in 2001.

         SELLING EXPENSES

         Selling expenses consist primarily of salaries, commission, advertising, and marketing. Selling expenses decreased 42%, from $2,063,000 for the three months ended June 30, 2000, to $1,204,000 for the comparable period in 2001. This reduction is due to the Company streamlining its current operations.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses ("G & A") consist primarily of salaries and related benefits, and include the expenses of general management, engineering, customer service, technical support, accounting, billing, and office facilities. G & A expenses decreased 24% from $7,410,000 for the three months ended June 30, 2000, to $5,609,110 for the comparable period in 2001. This decrease is primarily the result of lower payroll costs and benefits primarily related to headcount reductions in 2000 and a decrease in bad debt expense in the first half of 2001 compared to the first half of 2000 due to better collection results.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization is provided for over the estimated useful lives of assets ranging from three to seven years using the straight-line method. The excess of cost over the fair value of net assets acquired, or goodwill, is amortized using the straight-line method over a five-year period. Depreciation and amortization decreased 7%, from $4,652,000 for the three months ended June 30, 2000, to $4,336,000 for the comparable period in 2001. The decrease in primarily attributable to a one time write down of goodwill of approximately $730,000 in June 2000.

         INTEREST EXPENSE

         Interest expense increased from $110,000 for the three months ended June 30, 2000 to $491,000 for the three months ended June 30, 2001. The increase is due to increased debt balances in the second quarter of 2001 compared to the second quarter of 2000.

         EFFECTS OF INFLATION

         Historically, inflation has not had a material effect on the Company.



   SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

         TOTAL REVENUE

         The Company's total revenues grew 14%, from $23,726,000 for the six months ended June 30, 2000, to $26,962,000 for the six months ended June 30, 2001. Revenue growth is attributable to the acquisition of Internet Communications Corporation in November 2000.

         ACCESS SERVICES

         Access Services is comprised predominately of dial-up, dedicated access, and telecommunication services. The Company offers a broad range of connectivity options to its customers including dedicated, Digital Subscriber Line ("DSL"), Integrated Services Digital Network ("ISDN"), and dial-up connections as well as long distance voice services. Access service customers typically pay fixed, monthly recurring service charges. The charges vary depending on the type of service, the length of the contract, and local market conditions. Amounts billed relating to future periods are recorded as deferred revenue and amortized monthly as the services are rendered.

         Access Services revenue decreased 7%, from $19,122,000 for the six months ended June 30, 2000, to $17,727,000 for the comparable six month period in 2001.

         WEB SOLUTIONS

         Web Solutions revenues are comprised of three major products: Web site hosting and co-location, Web site production, and Web site marketing. Web hosting customers typically pay fixed, recurring monthly service charges. Revenue from Web site production and Web marketing customers is recognized as the service is provided.

         Web Solutions revenue decreased 32%, from $4,604,000 for the six months ended June 30, 2000 to $3,148,000 for the comparable six month period in 2001. The decrease is attributable to the decrease in Web production. However, Web site hosting and co-location revenue has increased 32% from $1,992,000 for the six months ended June 30, 2000, to $2,621,000 for the six months ended June 30, 2001.

         INTEGRATION AND INSTALLATION SERVICES

         Integration and Installation Services revenues are comprised of the following products: Central Office Installation, Network Transport Services, and Network Management Services.

         Integration and Installation Services revenue was $6,087,000 in the six months ended June 30, 2001. This segment of business was added through the Company's November 2000 acquisition of Internet Communications Corporation.


         OPERATING EXPENSES

         Operating expenses related to Access Services customers consist primarily of costs for circuit and local line charges to provide service to customers. The operating expenses related to Web solutions customers consist primarily of payroll expense related to Web site design services and sub-contracting costs. Operating expenses for Integration and Installation Services primarily consist of equipment costs, circuit charges to provide service to customers, and payroll expense related to installations.

         Operating expenses increased 14%, from $13,828,000 for the six months ended June 30, 2000, to $15,758,000 for the comparable period in 2001, primarily due to acquisitions. In addition, the operating expenses as a percent of revenue remained consistent at 58%.

         SELLING EXPENSES

         Selling expenses consist primarily of salaries, commission, advertising, and marketing. Selling expenses decreased 22%, from $3,642,000 for the six months ended June 30, 2000, to $2,841,000 for the comparable period in 2001. This reduction is due to the Company streamlining its current operations.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses ("G & A") consist primarily of salaries and related benefits, and include the expenses of general management, engineering, customer service, technical support, accounting, billing, and office facilities. G & A expenses decreased 20%, from $13,959,000 for the six months ended June 30, 2000, to $11,233,000 for the comparable period in 2001. This decrease is primarily the result of lower payroll costs and benefits primarily related to headcount reductions in 2000.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization is provided for over the estimated useful lives of assets ranging from three to seven years using the straight-line method. The excess of cost over the fair value of net assets acquired, or goodwill, is amortized using the straight-line method over a five-year period. Depreciation and amortization increased from $8,505,000 for the six months ended June 30, 2000 to $8,536,000 for the comparable period in 2001.

         INTEREST EXPENSE

         Interest expense increased from $174,000 for the six months ended June 30, 2000 to $953,000 for the three months ended June 30, 2001. The increase is due to increased debt balances for the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

         EFFECTS OF INFLATION

         Historically, inflation has not had a material effect on the Company.


LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 2001, the Company used $2,886,000 in operations, as compared to $9,628,000 for the six months ended June 30, 2000. The decrease in cash used in operations is attributable to the streamlining of operations which caused a decrease in the net loss after depreciation and amortization of approximately $3,800,000 and an increase in accounts payable of approximately $2,180,000.

         For the six months ended June 30, 2001, cash provided from investing activities was $7,406,000, as compared to net cash used of $2,280,000 for the six months ended June 30, 2000. Cash provided by investing activities is due to the down payment by EarthLink of $7.6 million for the pending sale of the Company's dial-up customers.

         For the six months ended June 30, 2001, the Company used $4,520,000 in financing activities, as compared to cash provided of $3,177,000 for the six months ended June 30, 2000. This increase in cash used was primarily the result of net repayments on the revolving credit facility with RFC Capital in the first half of 2001 of approximately $3.2 million compared to net cash provided by the revolving credit facility with RFC of approximately $4.4 million.

         The Company has no cash or cash equivalents at June 30, 2001. As a result of filing a voluntary petition for protection under Chapter 11 of the Bankruptcy Code, the Company is not currently paying any of its debt obligations as of July 31, 2001. In addition, future payments of debt and related interest will be subject to court approval and may be paid in part or in whole with proceeds from the court approved plan for reorganization. There is no assurance that any amounts owed to creditors will be paid or will be paid in full.

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

         On September 21, 2000, the Company entered into an Asset Transfer Agreement with LanMinds, Inc. ("LanMinds"), a California corporation headquartered in Berkeley, California, where the Company acquired the assets of LanMinds. Pursuant to the terms of the LanMinds Asset Transfer Agreement, the Company agreed to provide consideration to LanMinds in an amount equal to approximately $6 million, payable in the form of shares of the Company's common stock over the next five years. At closing, the Company provided LanMinds consideration equal to $2 million, in the form of 916,031 shares of common stock. The ultimate number of shares the Company is required to issue depends on various factors set forth in the LanMinds Asset Transfer Agreement, including the following, among others: (a) the ability of LanMinds to generate sufficient revenues, (b) LanMinds' liquidity, as measured by the difference between LanMinds' current assets and current liabilities, (c) claims that may be brought against LanMinds, and (d) the market price of the Company's common stock. Due to these contingencies, only 505,447 shares have been recorded to equity at December 31, 2000. Any significant increase in additional shares to be issued would not occur for five years. At that time, on the fifth anniversary of the closing, there would theoretically be no limit to the number of shares of common stock that the Company may be required to issue if the market price of its common stock at that time were trading below $7.50 per share.

         The Company entered into a revolving credit facility with RFC Capital Corporation in May 2000. The maximum amount of the loan outstanding may not exceed a specified multiple of the Company's eligible monthly cash collections. The borrowing available to the Company will fluctuate based on cash collections. There were minimal borrowings available under the facility at June 30, 2001. The Company had $6,000,000 outstanding at June 30, 2001. Interest for this Agreement is calculated at (i) LIBOR plus 6.15% per annum, or (ii) $3,000 per month. The Agreement is scheduled to continue until May 22, 2002. This agreement also restricts the Company's ability to pay dividends. The Company also issued to RFC Capital Corporation a warrant to purchase 252,255 shares of common stock at $4.03125 per share.

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

         In March 2001, the Company entered into an agreement with EarthLink Enterprises, Inc. to sell all or a portion of its dial-up Internet access business division in exchange for cash. Under the agreement, the Company will work with EarthLink to transition all of its dial-up Internet access customers to EarthLink. The Company expects the transition will begin completed by the end of August 2001. EarthLink has agreed to pay the Company a specific dollar amount for each customer that is successfully transitioned and becomes a customer of EarthLink. EarthLink has the right to decide not to accept certain customers from areas of the country that are difficult for them to provide service.

         The agreement provides for payment in three installments. Under the agreement, EarthLink has provided the Company with the first installment payment in the amount of $4.6 million. The Company received the second installment payment of $3.0 million in May 2001 and expects to receive the last installment later in 2001. The Company expects to generate $12 to $18 million on the sale of its dial-up customers. The Company has received approval from RFC Capital Corporation, its lender under a revolving line of credit, regarding their release of any lien they may have on this portion of the Company's business. The Company has reduced its borrowing line from RFC to reflect the sale of the actual revenue that is transitioned to EarthLink, and will be using a portion of the payments from EarthLink (approximately $3.8 million) to make payment on its outstanding borrowings from RFC.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any derivative financial instruments as of June 30, 2001. The Company's interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on the Company's cash equivalents. The Company's long-term debt has fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. To mitigate the impact of fluctuations in interest rates, the Company generally enters into fixed rate investing and borrowing arrangements. As a result, the Company believes that the market risk arising from holding of its financial instruments is not material.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On September 28, 2000, the Company received a Demand for Arbitration and Statement of Claim by Roger L. Penner, a former employee of the Company. Mr. Penner, the former owner of CommerceGate Corporation, which was acquired by the Company on June 24, 1999 pursuant to a merger agreement, was terminated for cause on June 12, 2000. The Penner demand asserts a claim that he was terminated without cause, and that the Company breached the merger agreement. The Penner demand seeks damages, in the form of the Company's common stock and cash, in excess of $2 million. The Company filed an answer and counterclaim on October 27, 2000, disputing all claims set forth in the Penner demand, and asserting that Penner was terminated for cause, that Penner breached the merger agreement, and that Penner through fraud and willful misconduct caused material damage to the Company. The Company's counterclaims seek damages from Penner in excess of $4 million. The matter is currently in arbitration. At this time, the Company is unable to determine the possible outcome of this remaining dispute.

         On January 26, 2001, a lawsuit was filed against the Company in the Alabama State Court by PLT, LLC, an Alabama company, which asserted claims against the Company for a lease totaling approximately $400,000. The Company did not file an answer or counterclaim because it believes jurisdiction for this dispute is proper only in Colorado, and there is no jurisdiction in Alabama. On April 6, 2001, the state court in Alabama signed an Order for Default Judgment against the Company, and awarded PLT a judgment of approximately $405,000. If this claim is brought before a court in Colorado, the Company believes it has meritorious defenses and will vigorously defend against such claim. By virtue of the institution of Chapter 11 proceedings by the Company, all efforts to collect upon this judgment have been temporarily stayed and will be determined by the Chapter 11 plan of reorganization.

         On February 20, 2001, a lawsuit was filed against the Company in the Alabama State Court by the Opelika Industrial Authority, which asserted claims against the Company for non-payment on a promissory note, totaling approximately $1.1 million. The Company did not file an answer or counterclaim because it believes jurisdiction for this dispute is proper only in Colorado, and there is no jurisdiction in Alabama. On April 5, 2001, the state court in Alabama signed an Order for Default Judgment against the Company, and awarded the Opelika Industrial Authority a judgment of approximately $1.3 million. If this claim is brought before a court in Colorado, the Company believes it has meritorious defenses and will vigorously defend against such claim. By virtue of the institution of Chapter 11 proceedings by the Company, all efforts to collect upon this judgment have been temporarily stayed and will be determined by the Chapter 11 plan of reorganization.

         On February 15, 2001, Vitria Technology, Inc. filed a lawsuit in the Colorado State Court asserting claims for non-payment on a purchase of financial software totaling approximately $560,000. The Company did not install or utilize the Vitria software at any time, and returned such software intact and unused in June 2000, with a statement that the Company was revoking the purchase. By order of the Court entered May 2, 2001, this case was dismissed without prejudice.

         On March 1, 2001, Novo MediaGroup, Inc. filed a Demand for Arbitration with the American Arbitration Association asserting claims for failure to deliver shares of the Company's common stock that were held in escrow subject to the parties' Asset Purchase Agreement, dated August 1999, totaling approximately $510,000. The Company believes that Novo MediaGroup did not honor all obligations and warranties of the Asset Purchase Agreement, which put in question whether they were entitled to receipt of the shares held in escrow. This matter is currently in arbitration. The Company believes it has meritorious defenses to such claim, and will vigorously defend against such claim. At this time, the Company is unable to determine the possible outcome of this dispute.

         On April 18, 2001, in the case of Today's Staffing, Inc. v. Internet Commerce & Communications, Inc., District Court, City and County of Denver, Colorado, a Default judgment in the amount of approximately $90,000 was entered against the Company. By virtue of the institution of Chapter 11 proceedings by the Company all efforts to collect upon this judgment have been temporarily stayed and will be determined by the Chapter 11 plan of reorganization.

         On July 31, 2001, Internet Commerce & Communications, Inc., a Delaware corporation, filed a voluntary petition for relief under Chapter 11, Title 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Colorado (the "Court"). The Chapter 11 filing is intended to allow the Company, as debtor-in-possession, to continue to manage and operate its assets and businesses in the ordinary course of business subject to the supervision and orders of the Court.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 2001, the Company issued, committed to issue, and/or sold the following equity securities that were not registered under the Securities Act of 1933:

         o On May 22, 2001, the Company issued 100,000 shares of common stock (valued at approximately $29,000) to MicroCap Analyst for consulting services rendered by MicroCap Analyst.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         On July 31, 2001, Internet Commerce & Communications, Inc., a Delaware corporation, filed a voluntary petition for relief under Chapter 11, Title 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Colorado (the "Court"). The Chapter 11 filing is intended to allow the Company, as debtor-in-possession, to continue to manage and operate its assets and businesses in the ordinary course of business subject to the supervision and orders of the Court. See Notes to Consolidated Financial Statements, Note No. 4 Commitments and Contingencies, for the discussion of the revolving credit facility with RFC Capital Corporation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER EVENTS

         On July 18, 2001, the Company common stock, which was previously traded on the Nasdaq National Market, began trading on the Nasdaq SmallCap Market. On August 1, 2001, trading of the Company's common stock on the Nasdaq SmallCap Market was halted and subsequently delisted. The Company's common stock is currently trading on the over-the-counter market, commonly referred to as the "pink sheets."


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit Number                                            Description
         --------------          ----------------------------------------------------------------------------------
                16.1             Letter from Ernst & Young LLP to the Securities and Exchange Commission concerning the Registrant's disclosure of Ernst & Young LLP's resignation as independent auditor.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date: August 20, 2001


                                       INTERNET COMMERCE & COMMUNICATIONS, INC.
                                       A Delaware corporation


                                       By: /s/ Douglas H. Hanson
                                          --------------------------------------
                                          Name: Douglas H. Hanson
                                          Title: Chairman of the Board, Chief
                                                 Executive Officer and Director
                                                 (Principal Executive Officer
                                                 and Principal Financial and
                                                 Accounting Officer)

                                INDEX TO EXHIBITS

            EXHIBIT
            NUMBER                       DESCRIPTION
            -------                      -----------
             16.1          Letter from Ernst & Young LLP to the Securities and
                           Exchange Commission concerning the Registrant's
                           disclosure of Ernst & Young LLP's resignation as
                           independent auditor.